Form 10-Q
period 1994-06-30
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1994-08-12
CIK 840119

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  June 30, 1994
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

                        Commission File Number:  0-16939


                   JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter




Colorado                                                             #84-1069504
- - --------------------------------------------------------------------------------
State of Organization                                        IRS employer I.D. #


    9697 East Mineral Avenue, P. O. Box 3309, Englewood, Colorado 80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office


                                (303) 792-9191
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                               No
     -----                                                                 -----

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                     ASSETS

                                                                                June 30,             December 31,
                                                                                  1994                   1993
                                                                             -------------          -------------
CASH                                                                         $      46,766          $      87,972

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $7,755 and $7,936 at June 30, 1994 and
  December 31, 1993, respectively                                                  107,950                113,414

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                        13,554,328             12,896,681
  Less - accumulated depreciation                                               (4,685,685)            (4,158,493)
                                                                             -------------          -------------

                                                                                 8,868,643              8,738,188

  Franchise costs, net of accumulated amortization
    of $6,004,818 and $5,342,284 at June 30, 1994 and
    December 31, 1993, respectively                                              8,363,383              9,025,917
  Subscriber lists, net of accumulated amortization
    of $2,258,283 and $2,031,043 at June 30, 1994 and
    December 31, 1993, respectively                                              1,009,066              1,236,306
  Noncompete agreements, net of accumulated amortization
    of $514,577 and $436,414 at June 30, 1994 and
    December 31, 1993, respectively                                                265,991                344,154
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization of
    $237,677 and $212,827 at June 30, 1994 and
    December 31, 1993, respectively                                              1,788,765              1,813,615
                                                                             -------------          -------------

     Total investment in cable
           television properties                                                20,295,848             21,158,180

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $84,784 and $71,028 at June 30, 1994
  and December 31, 1993, respectively                                               43,660                 57,416

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                         44,542                 18,738
                                                                             -------------          -------------

     Total assets                                                            $  20,538,766          $  21,435,720
                                                                             =============          =============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                                                                  June 30,            December 31,
                                                                                    1994                  1993
                                                                                 -----------          ------------
LIABILITIES:
  Credit facility and capitalized lease
    obligations                                                                  $10,043,640           $10,058,100
  Accounts payable to Jones Spacelink, Ltd.                                          816,671               584,196
  Trade accounts payable and accrued liabilities                                     316,065               331,149
  Accrued distributions to partners                                                     -                  372,916
  Subscriber prepayments and deposits                                                 50,605                54,210
                                                                                 -----------           -----------

          Total liabilities                                                       11,226,981            11,400,571
                                                                                 -----------           -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                                                1,000                 1,000
    Distributions                                                                    (78,698)              (78,698)
    Accumulated deficit                                                              (49,322)              (42,088)
                                                                                 -----------           -----------

                                                                                    (127,020)             (119,786)
                                                                                 -----------           -----------

  Limited Partners -
    Contributed capital, net of related commissions, syndication costs and interest (51,276 units outstanding at
      June 30, 1994 and December 31, 1993)                                        21,875,852            21,875,852
    Distributions                                                                 (7,791,180)           (7,791,180)
    Accumulated deficit                                                           (4,645,867)           (3,929,737)
                                                                                 -----------           -----------

                                                                                   9,438,805            10,154,935
                                                                                 -----------           -----------

          Total partners' capital (deficit)                                        9,311,785            10,035,149
                                                                                 -----------           -----------

          Total liabilities and partners'
              capital (deficit)                                                  $20,538,766           $21,435,720
                                                                                 ===========           ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                       For The Three Months              For The Six Months
                                                                          Ended June 30,                    Ended June 30,
                                                                  -----------------------------     ----------------------------
                                                                     1994               1993           1994             1993
                                                                  ----------         ----------     ----------       -----------
REVENUES                                                          $1,595,331         $1,586,323     $3,160,103       $ 3,096,810

COSTS AND EXPENSES:
  Operating, general and administrative                              745,652            729,972      1,556,081         1,455,979
  Management fees and allocated administrative
    costs from the General Partner                                   208,688            203,357        420,224           396,661
  Depreciation and amortization                                      765,812            790,215      1,533,735         1,579,048
                                                                  ----------         ----------     ----------       -----------

OPERATING LOSS                                                      (124,821)          (137,221)      (349,937)         (334,878)
                                                                  ----------         ----------     ----------       -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                  (184,211)          (158,022)      (362,807)         (316,838)
  Other, net                                                         (11,330)             2,996        (10,620)            4,040
                                                                  ----------         ----------     ----------       -----------

NET LOSS                                                          $ (320,362)        $ (292,247)    $ (723,364)      $  (647,676)
                                                                  ==========         ==========     ==========       ===========

ALLOCATION OF NET LOSS:
  General Partner                                                 $   (3,204)        $   (2,923)    $   (7,234)      $    (6,477)
                                                                  ==========         ==========     ==========       ===========

  Limited Partners                                                $ (317,158)        $ (289,324)    $ (716,130)      $  (641,199)
                                                                  ==========         ==========     ==========       ===========

NET LOSS PER LIMITED
  PARTNER UNIT                                                    $    (6.19)        $    (5.64)    $   (13.97)      $    (12.50)
                                                                  ==========         ==========     ==========       ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNER UNITS
  OUTSTANDING                                                         51,276             51,276         51,276            51,276
                                                                  ==========         ==========     ==========       ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                    For The Six Months
                                                                                      Ended June 30,
                                                                              ------------------------------
                                                                                 1994               1993
                                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $  (723,364)       $  (647,676)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                           1,533,735          1,579,048
        Decrease  in trade accounts receivable, net                                 5,464             12,863
        Increase in deposits, prepaid expenses and other assets                   (25,804)            (6,692)
        Decrease in trade accounts payable and accrued
          liabilities and subscriber prepayments
          and deposits                                                            (18,689)           (51,780)
        Increase (decrease) in advances from Jones Spacelink, Ltd.                232,475            (94,111)
                                                                              -----------        -----------

           Net cash provided by operating activities                            1,003,817            791,652
                                                                              -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                                              (657,647)          (526,304)
                                                                              -----------        -----------

           Net cash used in investing activities                                 (657,647)          (526,304)
                                                                              -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                                        -              (947,829)
    Increase (decrease) in accrued distributions to partners                     (372,916)            10,359
    Proceeds from borrowings                                                         -               664,178
    Repayment of borrowings                                                       (14,460)            (7,413)
                                                                              -----------        -----------

           Net cash used in financing activities                                 (387,376)          (280,705)
                                                                              -----------        -----------

DECREASE IN CASH                                                                  (41,206)           (15,357)

CASH, BEGINNING OF PERIOD                                                          87,972             95,090
                                                                              -----------        -----------

CASH, END OF PERIOD                                                           $    46,766        $    79,733
                                                                              ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest Paid                                                               $   324,279        $   312,813
                                                                              ===========        ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at June 30, 1994 and December 31, 1993, and its results of operations and cash flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo and Garett, and the unincorporated areas of Wells, Allen, Noble, Adams and DeKalb Counties, all in the State of Indiana (the "Bluffton Systems"). In addition, the Partnership owns the cable television system serving the communities of Lake Geneva and areas of Walworth County, all in the State of Wisconsin (the "Lake Geneva System") and the cable television system serving the communities of Ripon and areas of Fond-du-Lac County, all in the State of Wisconsin (the "Ripon System").

(2) Jones Spacelink, Ltd. (the "General Partner") manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and six month periods ended June 30, 1994 were $79,767 and $158,005 respectively, as compared to $79,316 and $154,841 for the three and six month periods ended June 30, 1993, respectively.

         The Partnership reimburses the General Partner and certain of its subsidiaries for certain allocated general and administrative expenses. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its subsidiaries with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries, and/or the cost of Partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Included in the costs allocated from the General Partner and certain of its subsidiaries are expenses allocated to the General Partner from affiliated entities for information processing and certain other administrative services. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $128,921 and $262,219 for the three and six month periods ended June 30, 1994, respectively, as compared to $124,041 and $241,820 for the three and six month periods ended June 30, 1993, respectively.

         Accounts payable to the General Partner at June 30, 1994 and December 31, 1993 were $816,671 and $584,196, respectively. Interest was charged to the Partnership by the General Partner on the outstanding balances at average interest rates of approximately 6 percent and 5 percent per annum in 1994 and 1993, respectively. The interest rates approximated the General Partner's weighted average cost of borrowing during the periods. Interest expense charged by the General Partner totalled $10,675 and $17,451, respectively, for the three and six month periods ended June 30, 1994 and 1993, respectively, as compared to $-0- for both the three and six month periods ended June 30, 1993.

(3) A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations and interest income remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. In February 1994, the Partnership paid a distribution in the amount of $372,916 to the partners, which was declared in December 1993. The distribution was primarily from fourth quarter 1993 cash flow. The distribution was paid as follows: $3,729 to the General Partner and $369,187 to the limited partners. The Partnership did not declare a quarterly cash distribution to be paid to the partners from first or second quarter 1994 cash flow and has suspended quarterly cash flow distributions to the partners. In addition, the Partnership's longer term liquidity will be adversely impacted by the regulations and legislation discussed in Management's Discussion and Analysis. If the Partnership is successful in amending its credit facility, the Partnership will attempt to provide some level of distributions to the limited partners but the rate regulations will negatively affect cash flow and thus will dictate what funds will be available for distribution. The General Partner will distribute funds only after adequate provisions are made for debt service, capital expenditures and prudent reserves.

(4) Certain prior year amounts have been reclassified to conform to the 1994 presentation.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

         During the first six months of 1994, the Partnership purchased plant and equipment for its cable television systems totalling approximately $658,000. Approximately 66 percent of the expenditures related to cable plant extensions, cable, hardware and labor for new subscriber installations, and equipment replacements. Approximately 26 percent related to upgrades in the Indiana system. The remainder of these expenditures were for various enhancements throughout all of the Partnership's cable television systems. The capital expenditures were funded primarily from cash flow from operations and advances from the General Partner. Anticipated capital expenditures for the remainder of 1994 are estimated to be approximately $746,000, and will be financed primarily from borrowings if the General Partner is successful in renegotiating the terms of the Partnership's credit facility as discussed below. It is estimated that approximately 56 percent of these expenditures will be for cable plant extensions. However, if the Partnership is unable to amend its credit facility it will be required to modify its capital expenditure plans in order to satisfy its debt service and other liquidity needs.

         In March 1991, the Partnership entered into a $10,000,000 revolving credit facility (the "Credit Facility") with a commercial bank to finance the purchase of the Lake Geneva System and the Ripon System and to provide financing for capital expenditures. The revolving aspect of the Credit Facility expired on December 31, 1993, at which time the outstanding principal converted to a term loan with a maturity date of December 31, 1996. 1994 principal payments are $3,000,000 on the term loan. In March 1994, the commercial bank agreed to defer the loan amortization payments due March 31 and June 30, 1994 until September 30, 1994. At June 30, 1994, $10,000,000 was outstanding. The effective interest rates on the term loan as of June 30, 1994 and 1993 were 5.58 percent and 4.49 percent, respectively. During the third quarter of 1994, the General Partner will attempt to amend the terms of the Credit Facility to allow for additional borrowings, to convert its term loan status to a revolving credit facility and to restructure the timing and amount of the loan amortization payments. If all of these modifications to the Credit Facility do not occur, it will be necessary for the Partnership to modify its capital expenditure plans. The basic subscriber rate reductions implemented on September 1, 1993 pursuant to the FCC rate regulations and the further basic rate reductions that the Partnership will be required to make in 1994, as discussed below, may adversely affect the Partnership's ability to renegotiate the Credit Facility.

         In September 1991, the Partnership entered into a three-year interest exchange agreement with a commercial bank. The interest exchange agreement allows the Partnership to fix the interest rate on the $5,000,000 of outstanding borrowings at approximately 6.98 percent per year for the three year term of the interest exchange agreement. The LIBOR rate for the three month period ending September 12, 1994 is 4.5625 percent.

         A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations and interest income remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. In February 1994, the Partnership paid a distribution in the amount of $372,916 to the partners, which was declared in December 1993. The distribution was primarily from fourth quarter 1993 cash flow. The Partnership did not declare a quarterly distribution to be paid to the partners from first or second quarter 1994 cash flow and has suspended quarterly distributions to the partners. In addition, the Partnership's longer term liquidity will be adversely impacted by the rate regulations described below. If the Partnership is successful in amending its Credit Facility, the Partnership will attempt to provide some level of distributions to limited partners but the rate regulations described below will negatively affect cash flow and thus will dictate what funds will be available for distribution. The General Partner will distribute funds only after adequate provisions are made for debt service, capital expenditures and prudent reserves.

         Subject to the effect of the recent legislation, as described below, and to the successful renegotiation of the Partnership's Credit Facility, the General Partner presently believes cash flow from operations and borrowings available under its amended Credit Facility should be sufficient to fund capital expenditures, interest payments, repayment of advances from the General Partner, some level of distributions to the partners and other liquidity needs of the Partnership. However, if the Partnership is unable to amend its Credit Facility to allow for additional borrowings, convert its term loan status to a revolving credit facility and to defer the date the Credit Facility begins to amortize, distributions to the partners will be eliminated and the Partnership will also be required to modify its capital expenditure plans in order to satisfy its debt service and other liquidity needs.

                           REGULATION AND LEGISLATION

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has effected significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by Spacelink, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations, with which the Partnership complied, became effective on September 1, 1993.

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The Partnership has elected to file cost-of-service showings in the Bluffton system. The Partnership complied with the new regulations and reduced rates in the Lake Geneva and Ripon systems, resulting in an annualized reduction of operating income before depreciation and amortization of $95,000, or approximately 3 percent. In the systems electing cost-of-service, the General Partner anticipates no reduction in revenues or operating income before depreciation and amortization. The Partnership will continue its efforts to mitigate the effect of such rate reductions.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations") which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

         The retransmission consent rules went into effect on October 6, 1993. In the cable television systems owned by the Partnership no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative impact on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative impact on the system.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $9,008, or approximately 1 percent, from $1,586,323 for the three month period ended June 30, 1993 to $1,595,331 for the comparable period in 1994. This increase in revenues was primarily the result of increases in premium service revenues and installation revenues, which were partially offset by a decrease in basic service revenues due to basic rate regulations issued by the FCC. Revenues of the Partnership increased $63,293, or approximately 2 percent, from $3,096,810 for the six month period ended June 30, 1993 to $3,160,103 for the comparable period in 1994. This increase in revenues was primarily the result of increases in premium service revenues, advertising revenues and installation revenues, which were partially offset by a decrease in basic service revenues. These increases in revenues would have been greater if not for the reduction in basic rates due to new basic rate regulations issued by the FCC, with which the Partnership complied, effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which will be implemented July 15, 1994, and could reduce rates further. No other individual factor was significant to the increases in revenues. See Regulation and Legislation above.

         Operating, general and administrative expenses increased $15,680, or approximately 2 percent, from $729,972 for the three month period ended June 30, 1993 to $745,652 for the comparable period in 1994. The increase in operating, general and administrative expenses was due to increases in personnel costs and programming costs. These increases were partially offset by a decrease in marketing costs. Operating, general and administrative expenses increased $100,102, or approximately 7 percent, from $1,455,979 for the six month period ended June 30, 1993 to $1,556,081 for the comparable period in 1994. The increase in operating, general and administrative expenses was due to increases in personnel costs and programming costs. These increases were partially offset by a decrease in marketing costs. No other individual factor significantly affected the increases in operating, general and administrative expenses. Operating, general and administrative expenses represented approximately 47 percent and 46 percent, respectively, of revenues for the three month periods ended June 30, 1994 and 1993, and approximately 49 percent and 47 percent, respectively, of revenues for the six month periods ended June 30, 1994 and 1993.

         Management fees and allocated expenses from the General Partner increased $5,331, or approximately 3 percent, from $203,357 for the three month period ended June 30, 1993 to $208,688 for the similar period in 1994. Management fees and allocated expenses from the General Partner increased $23,563, or approximately 6 percent from $396,661 for the six month period ended June 30, 1993 to $420,224 for the similar period in 1994. This increase was primarily the result of an increase in allocated expenses from the General Partner.

         Depreciation and amortization expense decreased $24,403, or approximately 3 percent, from $790,215 for the three month period ended June 30, 1993 to $765,812 for the comparable period in 1994. Depreciation and amortization expense decreased $45,313, or approximately 3 percent, from $1,579,048 for the six month period ended June 30, 1993 to $1,533,735 for the comparable period in 1994. These decreases are due to the maturation of the Partnership's depreciable asset base.

         Operating loss decreased $12,400, or approximately 9 percent, from $137,221 for the three months ended June 30, 1993 to $124,821 for the similar 1994 period. This decrease was primarily due to a decrease in depreciation and amortization expense. Operating loss increased $15,059, or approximately 5 percent, from $334,878 for the six months ended June 30, 1993 to $349,937 for the similar 1994 period. This increase is primarily due to increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenue and decrease in depreciation and amortization expense.

         Operating income before depreciation and amortization expense decreased $12,003, or approximately 2 percent from $652,994 for the three month period ended June 30, 1993 to $640,991 for the similar 1994 period. Operating income before depreciation and amortization expense decreased $60,372, or approximately 5 percent, from $1,244,170 for the six month period ended June 30, 1993 to $1,183,798 for the similar 1994 period. These decreases are due to the increases in operating, general and administrative expenses and management fees and allocated expenses from the General Partner exceeding the increases in revenues. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin").

Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases (due to, among other things, programming fees, reregulation and competition) that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Interest expense increased $26,189, or approximately 17 percent, from $158,022 for the three month period ended June 30, 1993 to $184,211 for the similar period in 1994. Interest expense increased $45,969, or approximately 15 percent, from $316,838 for the six month period ended June 30, 1993 to $362,807 for the similar 1994 period. These increases are primarily the result of higher outstanding balances on interest bearing obligations and to higher interest rates in 1994. The effective interest rates on amounts outstanding as of June 30, 1994 and 1993 were 5.58 percent and 4.49 percent, respectively.

         Net loss increased $28,115, or approximately 10 percent, from $292,247 for the three month period ended June 30, 1993 to $320,362 for the three month period ended June 30, 1994. Net loss increased $75,688, or approximately 12 percent, from $647,676 for the six month period ended June 30, 1993 to $723,364 for the similar 1994 period. These losses are the result of the factors discussed above and are expected to continue.

                          PART II - OTHER INFORMATION

         NONE

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                                   BY:  JONES SPACELINK, LTD.
                                        General Partner


                                   By:  /s/JAY B. LEWIS
                                        Jay B. Lewis
                                        Controller (Principal Financial
                                        and Accounting Officer)


Dated:  August 11, 1994