Form 10-Q
period 1994-09-30
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1994-11-14
CIK 840119

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  September 30, 1994
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

                            UNAUDITED BALANCE SHEETS

                                     ASSETS

                                                                              September 30,          December 31,
                                                                                  1994                   1993
                                                                              -------------         -------------
CASH                                                                          $     77,166          $      87,972

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $8,868 and $7,936 at September 30, 1994
  and December 31, 1993, respectively                                              237,518                113,414

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                        13,876,582             12,896,681
  Less - accumulated depreciation                                               (4,948,225)            (4,158,493)
                                                                              ------------          -------------

                                                                                 8,928,357              8,738,188

  Franchise costs, net of accumulated amortization
    of $6,336,085 and $5,342,284 at September 30, 1994
    and December 31, 1993, respectively                                          8,032,116              9,025,917
  Subscriber lists, net of accumulated amortization
    of $2,371,903 and $2,031,043 at September 30, 1994
    and December 31, 1993, respectively                                            895,446              1,236,306
  Noncompete agreements, net of accumulated amortization
    of $553,659 and $436,414 at September 30, 1994 and
    December 31, 1993, respectively                                                226,909                344,154
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization of
    $250,102 and $212,827 at September 30, 1994 and
    December 31, 1993, respectively                                              1,776,340              1,813,615
                                                                              ------------          -------------

     Total investment in cable
           television properties                                                19,859,168             21,158,180

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $91,662 and $71,028 at
  September 30, 1994 and December 31, 1993, respectively                            36,782                 57,416

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                         69,029                 18,738
                                                                              ------------          -------------

     Total assets                                                             $ 20,279,663          $  21,435,720
                                                                              ============          =============


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                                                                September 30,          December 31,
                                                                                    1994                   1993
                                                                                -------------          -----------
LIABILITIES:
  Credit facility and capitalized lease
    obligations                                                                  $10,734,131           $10,058,100
  Accounts payable to Jones Spacelink, Ltd.                                          189,721               584,196
  Trade accounts payable and accrued liabilities                                     306,429               331,149
  Accrued distributions to partners                                                     -                  372,916
  Subscriber prepayments and deposits                                                 52,332                54,210
                                                                                 -----------           -----------

          Total liabilities                                                       11,282,613            11,400,571
                                                                                 -----------           -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                                                1,000                 1,000
    Distributions                                                                    (78,698)              (78,698)
    Accumulated deficit                                                              (52,469)              (42,088)
                                                                                 -----------           -----------

                                                                                    (130,167)             (119,786)
                                                                                 -----------           -----------

  Limited Partners -
    Contributed capital, net of related commissions, syndication costs and interest (51,276 units outstanding at
      September 30, 1994 and December 31, 1993)                                   21,875,852            21,875,852
    Distributions                                                                 (7,791,180)           (7,791,180)
    Accumulated deficit                                                           (4,957,455)           (3,929,737)
                                                                                 -----------           -----------

                                                                                   9,127,217            10,154,935
                                                                                 -----------

          Total partners' capital (deficit)                                        8,997,050            10,035,149
                                                                                 -----------           -----------

          Total liabilities and partners'
              capital (deficit)                                                  $20,279,663           $21,435,720
                                                                                 ===========           ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                       For the Three Months              For the Nine Months
                                                                        Ended September 30,              Ended September 30,
                                                                  -----------------------------     ----------------------------
                                                                     1994               1993           1994              1993
                                                                  -----------        ----------     -----------       ----------
REVENUES                                                          $ 1,638,782        $1,571,648     $ 4,798,885       $4,668,458

COSTS AND EXPENSES:
  Operating, general and administrative                               792,223           704,720       2,348,304        2,160,699
  Management fees and allocated administrative
    costs from the General Partner                                    204,370           201,381         624,594          598,042
  Depreciation and amortization                                       765,811           794,652       2,299,546        2,373,700
                                                                  -----------        ----------     -----------       ----------

OPERATING LOSS                                                       (123,622)         (129,105)       (473,559)        (463,983)
                                                                  -----------        ----------     -----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense                                                   (191,630)         (153,505)       (554,437)        (470,343)
  Other, net                                                              517             1,163         (10,103)           5,203
                                                                  -----------        ----------     -----------       ----------

NET LOSS                                                          $  (314,735)       $ (281,447)    $(1,038,099)      $ (929,123)
                                                                  ===========        ==========     ===========       ==========

ALLOCATION OF NET LOSS:
  General Partner                                                 $    (3,147)       $   (2,814)    $   (10,381)      $   (9,291)
                                                                  ===========        ==========     ===========       ==========

  Limited Partners                                                $  (311,588)       $ (278,633)    $(1,027,718)      $ (919,832)
                                                                  ===========        ==========     ===========       ==========

NET LOSS PER LIMITED
  PARTNER UNIT                                                    $    ( 6.07)       $    (5.43)    $    (20.04)      $   (17.94)
                                                                 ============        ==========     ===========       ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNER UNITS
  OUTSTANDING                                                          51,276            51,276          51,276           51,276
                                                                 ============        ==========     ===========       ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                             -------------------------------
                                                                                  1994              1993
                                                                             ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $(1,038,099)       $   (929,123)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                           2,299,546           2,373,700
        Increase in trade accounts receivable, net                               (124,104)            (17,760)
        Increase in deposits, prepaid expenses and other assets                   (50,290)            (14,497)
        Decrease in trade accounts payable and accrued
          liabilities and subscriber prepayments
          and deposits                                                            (26,598)             (5,823)
        Increase (decrease) in advances from Jones Spacelink, Ltd.               (394,475)            180,130
                                                                              -----------        ------------

         Net cash provided by operating activities                                665,980           1,586,627
                                                                              -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                                              (979,901)           (880,285)
                                                                              -----------        ------------

         Net cash used in investing activities                                   (979,901)           (880,285)
                                                                              -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                                       -              (1,424,333)
    Increase (decrease) in accrued distributions to partners                     (372,916)             10,359
    Proceeds from borrowings                                                      700,000             690,249
    Repayment of borrowings                                                       (23,969)            (13,870)
                                                                              -----------        ------------

         Net cash provided by (used in) financing activities                      303,115            (737,595)
                                                                              -----------        ------------

DECREASE IN CASH                                                                  (10,806)            (31,253)

CASH, BEGINNING OF PERIOD                                                          87,972              95,090
                                                                              -----------        ------------

CASH, END OF PERIOD                                                           $    77,166        $     63,837
                                                                              ===========        ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest Paid                                                               $   532,481        $    487,559
                                                                              ===========        ============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at September 30, 1994 and December 31, 1993, and its results of operations and cash flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Spacelink, Ltd. (the "General Partner") manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and nine month periods ended September 30, 1994 were $81,939 and $239,944, respectively, as compared to $78,582 and $233,423 for the three and nine month periods ended September 30, 1993, respectively.

         The Partnership reimburses the General Partner and certain of its subsidiaries for certain allocated general and administrative expenses. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its subsidiaries with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries, and/or the cost of Partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Included in the costs allocated from the General Partner and certain of its subsidiaries are expenses allocated to the General Partner from affiliated entities for information processing and certain other administrative services. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $122,431 and $384,650 for the three and nine month periods ended September 30, 1994, respectively, as compared to $122,799 and $364,619 for the three and nine month periods ended September 30, 1993, respectively.

(3) A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations and interest income remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. In February 1994, the Partnership paid a distribution in the amount of $372,916 to the partners, which was declared in December 1993. The distribution was primarily from fourth quarter 1993 cash flow. The distribution was paid as follows: $3,729 to the General Partner and $369,187 to the limited partners. The Partnership did not declare a quarterly cash distribution to be paid to the partners from first, second or third quarter 1994 cash flow and has suspended quarterly cash flow distributions to the partners.

(4) Certain prior year amounts have been reclassified to conform to the 1994 presentation.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

         During the first nine months of 1994, the Partnership purchased plant and equipment for its cable television systems totalling approximately $980,000. Approximately 67 percent of the expenditures related to cable plant extensions, cable, hardware and labor for new subscriber installations, and equipment replacements. Approximately 21 percent related to upgrades in the Indiana system. The remainder of these expenditures were for various enhancements throughout all of the Partnership's cable television systems. The capital expenditures were funded primarily from cash flow from operations and advances from the General Partner. Anticipated capital expenditures for the remainder of 1994 are estimated to be approximately $467,000, and will be financed primarily from borrowings from the Partnership's credit facility. It is estimated that approximately 46 percent of these expenditures will be for cable plant extensions.

         In September 1994, the Partnership renegotiated its revolving credit facility with a commercial bank to provide financing for capital expenditures. The $14,000,000 credit facility expires on December 31, 1996, at which time the outstanding principal balance will convert to a term loan with a maturity date of December 31, 1999. At September 30, 1994, $10,700,000 was outstanding, leaving $3,300,000 for future borrowings. Interest on the outstanding principal balance is at the Partnership's option of prime or LIBOR plus 1.125 percent. The effective interest rates on the term loan as of September 30, 1994 and 1993 were 6.23 percent and 4.41 percent, respectively.

         A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations and interest income remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. In February 1994, the Partnership paid a distribution in the amount of $372,916 to the partners, which was declared in December 1993. The distribution was primarily from fourth quarter 1993 cash flow. The Partnership did not declare a quarterly distribution to be paid to the partners from first, second or third quarter 1994 cash flow and has suspended quarterly distributions to the partners because the Partnership had no borrowing capacity under its previous credit facility and needed funds from cash flow to pay for capital additions. In addition, the Partnership's longer term liquidity will be adversely impacted by the rate regulations described below. The Partnership will attempt to provide some level of distributions to limited partners in the future but the rate regulations described below will negatively affect cash flow and thus will dictate what funds will be available for distribution. The General Partner will distribute funds only after adequate provisions are made for debt service, capital expenditures and prudent reserves.

         Subject to the effect of the recent legislation, as described below, the General Partner presently believes cash flow from operations and borrowings available under its amended credit facility should be sufficient to fund capital expenditures, interest payments, some level of distributions to the partners and other liquidity needs of the Partnership.

                           REGULATION AND LEGISLATION

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by Spacelink, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non- basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner undertook actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier- announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effect of the two methods of rate regulation, the General Partner concluded that the Partnership should elect to file cost-of-service showings in the Bluffton system and the Partnership should comply with the benchmark regulations in the Lake Geneva and Ripon systems. In compliance with the benchmark regulations, the Partnership further reduced rates in the Lake Geneva and Ripon systems, resulting in an annualized reduction of operating income before depreciation and amortization of $95,000, or approximately 3 percent, in such systems. In the system electing cost-of-service, the General Partner anticipates no reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations.

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

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $67,134, or approximately 4 percent, from $1,571,648 for the three month period ended September 30, 1993 to $1,638,782 for the comparable period in 1994. This increase in revenues was primarily the result of increases in advertising revenues, which was partially offset by a decrease in basic service revenues due to basic rate regulations issued by the FCC. Revenues of the Partnership increased $130,427, or approximately 3 percent, from $4,668,458 for the nine month period ended September 30, 1993 to $4,798,885 for the comparable period in 1994. This increase in revenues was primarily the result of increases advertising revenues. These increases in revenues would have been greater if not for the reduction in basic rates due to new basic rate regulations issued by the FCC in regard to the 1992 Cable Act. See Regulation and Legislation above. No other individual factor was significant to the increases in revenues.

         Operating, general and administrative expenses increased $87,503, or approximately 12 percent, from $704,720 for the three month period ended September 30, 1993 to $792,223 for the comparable period in 1994. The increase in operating, general and administrative expenses was due to increases in programming costs, plant costs and personnel costs. Operating, general and administrative expenses increased $187,605, or approximately 9 percent, from $2,160,699 for the nine month period ended September 30, 1993 to $2,348,304 for the comparable period in 1994. The increase in operating, general and administrative expenses was due to increases in personnel costs and programming costs. No other individual factor significantly affected the increases in operating, general and administrative expenses. Operating, general and administrative expenses represented approximately 48 percent and 45 percent, respectively, of revenues for the three month periods ended September 30, 1994 and 1993, and approximately 49 percent and 46 percent, respectively, of revenues for the nine month periods ended September 30, 1994 and 1993.

         Management fees and allocated expenses from the General Partner increased $2,989, or approximately 1 percent, from $201,381 for the three month period ended September 30, 1993 to $204,370 for the similar period in 1994. Management fees and allocated expenses from the General Partner increased $26,552, or approximately 4 percent from $598,042 for the nine month period ended September 30, 1993 to $624,594 for the similar period in 1994. These increases were primarily the result of an increase in allocated expenses from the General Partner.

         Depreciation and amortization expense decreased $28,841, or approximately 4 percent, from $794,652 for the three month period ended September 30, 1993 to $765,811 for the comparable period in 1994. Depreciation and amortization expense decreased $74,154, or approximately 3 percent, from $2,373,700 for the nine month period ended September 30, 1993 to $2,299,546 for the comparable period in 1994. These decreases are due to the maturation of the Partnership's depreciable asset base.

         Operating loss decreased $5,483, or approximately 4 percent, from $129,105 for the three months ended September 30, 1993 to $123,622 for the similar 1994 period. This decrease was primarily due to a decrease in depreciation and amortization expense. Operating loss increased $9,576, or approximately 2 percent, from $463,983 for the nine months ended September 30, 1993 to $473,559 for the similar 1994 period. This increase is primarily due to increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenue and decrease in depreciation and amortization expense.

         Operating income before depreciation and amortization expense decreased $23,358, or approximately 4 percent from $665,547 for the three month period ended September 30, 1993 to $642,189 for the similar 1994 period. Operating income before depreciation and amortization expense decreased $83,730, or approximately 4 percent, from $1,909,717 for the nine month period ended September 30, 1993 to $1,825,987 for the similar 1994 period. These decreases are due to the increases in operating, general and administrative expenses and management fees and allocated expenses from the General Partner exceeding the increases in revenues. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the General Partner, which are allocated to the Partnership, continue to increase.

This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases (due to, among other things, programming fees, reregulation and competition) that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through
(a) rate adjustments, (b) new service offerings, (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Interest expense increased $38,125, or approximately 25 percent, from $153,505 for the three month period ended September 30, 1993 to $191,630 for the similar period in 1994. Interest expense inceased $84,094, or approximately 18 percent, from $470,343 for the nine month period ended September 30, 1993 to $554,437 for the similar 1994 period. These increases are primarily the result of higher outstanding balances on interest bearing obligations and to higher interest rates in 1994. The effective interest rates on amounts outstanding as of September 30, 1994 and 1993 were 6.23 percent and
4.41 percent, respectively.

         Net loss increased $33,288, or approximately 12 percent, from $281,447 for the three month period ended September 30, 1993 to $314,735 for the three month period ended September 30, 1994. Net loss increased $108,976, or approximately 12 percent, from $929,123 for the nine month period ended September 30, 1993 to $1,038,099 for the similar 1994 period. These losses are the result of the factors discussed above and are expected to continue.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

           27)  Financial Data Schedule

         b)  Reports on Form 8-K

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

                               JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                               BY:  JONES SPACELINK, LTD.
                                    General Partner


                               By:  /S/Jay B. Lewis
                                    Jay B. Lewis
                                    Controller
                                    (Principal Financial and Accounting Officer)




Dated:  November 11, 1994

                               INDEX TO EXHIBITS


                                                              SEQUENTIALLY
EXHIBIT                                                         NUMBERED
NUMBER               DESCRIPTION                                  PAGES
- - -------              -----------                              ------------
Item 6.        Exhibits and Reports on Form 8-K.

               a)  Exhibits

                 27)  Financial Data Schedule

               b)  Reports on Form 8-K

                    None
