Form 10-K
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1995-03-31
CIK 840119

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from      ________ to      ________

Commission file number:  0-16939

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                            84-1069504
         --------                                            ----------
State of Organization                                        (IRS Employer
                                                             Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                                           (303) 792-3111
---------------------------------------------                                           --------------
(Address of principal executive office and Zip Code                    (Registrant's telephone no. including area code)

Securities registered pursuant to Section 12(b) of the Act:            None
Securities registered pursuant to Section 12(g) of the Act:            Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    x                                       No
                  -------                                       -------

State the aggregate market value of the voting stock held by non-affiliates of
the registrant:   N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     -----------

                  DOCUMENTS INCORPORATED BY REFERENCE:     None

                                     PART I.

                                ITEM 1. BUSINESS

         THE PARTNERSHIP. Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Jones Spacelink Income/Growth Fund 1 Limited Partnership Program (the "Program"). Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the general partner of the Partnership (the "General Partner"). On December 20, 1994, Intercable acquired substantially all of the assets of Jones Spacelink, Ltd. ("Spacelink"), including its general partner interest in the Partnership. All references herein to the "General Partner" relating to matters prior to December 20, 1994 are to Spacelink, and all references to the "General Partner" relating to matters after that date are to Intercable. The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership owns the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo and Garrett and certain unincorporated areas of Wells, Allen, Noble, Adams and DeKalb Counties, all in the State of Indiana (the "Bluffton System"), the community of Ripon and adjacent areas of Fond-du-Lac County, Wisconsin (the "Ripon System"); and the community of Lake Geneva and adjacent areas of Walworth County, Wisconsin (the "Lake Geneva System"). The Bluffton System, the Ripon System and the Lake Geneva System may collectively hereinafter be referred to as the "Systems."

         CABLE TELEVISION SERVICES. The Systems offer to their subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

         The Systems offer tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

         The Systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. In addition, advertising sales are becoming a significant source of revenue for the Systems. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the Systems' rate structures for cable programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Systems' monthly basic service rates ranged from $7.76 to $11.00, monthly basic and tier ("basic plus") service rates ranged from $18.94 to $21.77 and monthly premium services ranged from $1.99 to $10.00 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $4.66 to $40.00; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 75% of total revenues, premium service fees accounted for approximately 14% of total revenues, pay-per-view fees were approximately .5% of total revenues, advertising fees were approximately 2.5% of total revenues and the remaining 8% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

         The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

         Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

         FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Systems' franchises require that franchise fees ranging from 3% to 5% of gross revenues of the cable system and, with respect to the Ripon System, an annual $1,000 per year fee, be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2 for a range of franchise expiration dates of the Systems.)

         The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the 1992 Cable Act also made several procedural changes to the process under which a cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of the Partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of the Partnership.

         COMPETITION. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, currently pose the greatest potential threat to the cable television industry.

         MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with its cable television systems.

         DBS operators deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two major companies began operations in 1994. Subscribers are able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna. In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. DBS companies use video compression technology to increase the channel capacity of their satellite systems to provide a wide variety of program services that are competitive with those of cable television systems.

         Cable television systems also compete with broadcast television, private cable television systems known as Master Antenna Television ("MATV"), Satellite Master Antenna Television ("SMATV") and Television Receive-Only Earth Stations ("TVRO"). MATV and SMATV generally serve multi-unit dwellings such as condominiums, apartment complexes and private residential communities, and TVROs are satellite receiving antenna dishes that are used by "backyard users."

         There is also potential competition from an emerging technology, Local Multipoint Distribution Service ("LMDS"). When it is authorized for service, the LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The General Partner believes that there are not any current fully operational LMDS systems.

         Although the Systems have not yet encountered competition from a telephone company entering into the business of providing video services to subscribers, the Systems could potentially face competition from telephone companies doing so. A Federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction, which is contained in the 1984 Cable Act, has generally prohibited telephone companies from owning or operating cable television systems within their own telephone service areas, but several recent court decisions have eliminated this restriction. In addition, the FCC is authorizing telephone companies to provide video dialtone service within their service areas. Legislation is also pending in Congress that would permit telephone companies to provide video programming through separate subsidiaries. The General Partner cannot predict at this time to what extent current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. See Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Entry into the market by telephone companies as direct competitors of the Systems could adversely impact the profitability of the Systems. If a telephone company were to become a direct competitor of the Partnership in an area served by a Partnership System, the Partnership could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Partnership. Depending on a number of factors, such competition could also result in cable television systems providing the same types of services now provided by the telephone industry.

         The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators and others, including affiliates of the General Partner, hold or have requested experimental licenses from the FCC to test PCS technology. The FCC has established spectrum auctioning procedures for PCS licenses and the licenses are being auctioned in a series of auction events.

         Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Systems currently face no direct competition from other cable television operators.

         COMPETITION FOR SUBSCRIBERS IN THE PARTNERSHIP'S SYSTEMS. Following is a summary of competition from DBS, MMDS, SMATV and TVRO operators in the Systems' franchise areas:

Bluffton System:            One MMDS operator operates in the system's
                            franchise area but does not provide significant competition. There are approximately seven TVRO dealers and one microwave delivered service in the franchise area; however, their rates are substantially higher than the rates of the Bluffton
                            System.

Lake Geneva System:         There are TVRO dishes in the system's
                            service area, but the system has not lost a significant number of subscribers to TVRO services.
                            DBS is available in the system's service area, but it does not currently provide significant competition.

Ripon System:               DBS is available in the system's service area, but
                            it does not currently provide significant competition.

         REGULATION AND LEGISLATION. The cable television industry is regulated through a combination of the Federal Communications Commission ("FCC"), some state governments, and most local governments. In addition, the Copyright Act of 1976 imposes copyright liability on all cable television systems. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         Cable Television Consumer Protection and Competition Act of 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effects of the two methods of rate regulation, the Partnership elected to file cost-of-service showings in the Bluffton System. The General Partner thus anticipates no further reduction in revenues or operating income before depreciation and amortization in this system resulting from the FCC's rate regulations. At this time, however, the regulatory authorities have not approved the cost-of-service showings, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in this system until such final approval is received. The Partnership complied with the benchmark regulations and further reduced rates in the Lake Geneva and Ripon Systems. The Partnership will continue its efforts to mitigate the effect of such rate reductions.

         Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The

FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to
Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

         Ownership and Market Structure. The FCC rules and Federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor the General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, a provision of a Federal court antitrust consent decree also prohibited the regional Bell operating companies ("RBOCs") from engaging in cable television operations. This prohibition was recently removed when the court retaining jurisdiction over the consent decree ruled that the RBOCs could provide information services over their facilities. This decision permits the RBOCs to acquire or construct cable television systems outside of their own service areas.

         The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these two decisions. This Federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

         The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

         On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional. The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

         A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecomunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.

                               ITEM 2. PROPERTIES

         The cable television systems owned by the Partnership at December 31, 1994 are described below:

         System                                       Acquisition Date

         Bluffton System                              November 1988
         Ripon System                                 March 1991
         Lake Geneva System                           March 1991

         The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and
(iii) the range of franchise expiration dates for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in 1993 in some cases as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Partnership's Systems operated approximately 600 miles of cable plant, passing approximately 30,000 homes, representing an approximate 66% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                         At December 31,
                                              ---------------------------------
BLUFFTON, INDIANA                             1994           1993          1992
-----------------                             ----           ----          ----
Monthly basic plus service rate              $ 21.77       $ 21.77       $ 21.50
Basic subscribers                             13,084        12,775        12,205
Pay units                                      7,136         7,710         6,791

Franchise expiration dates range from November 1996 to February 2005.

                                                          At December 31,
                                                 -------------------------------
LAKE GENEVA, WISCONSIN                            1994         1993         1992
----------------------                           -----        -----        -----
Monthly basic plus service rate                 $20.70       $21.13       $20.95
Basic subscribers                                3,344        2,972        2,745
Pay units                                        1,568        1,490        1,344

Franchise expiration dates are not specified in the franchise agreements of the Towns of Bloomfield, Geneva and Linn. The franchise expiration dates for the City of Lake Geneva and the Town of Lyons are December 1999 and December 2005, respectively.

                                                           At December 31,
                                                 -------------------------------
RIPON, WISCONSIN                                  1994         1993         1992
----------------                                 -----        -----        -----
Monthly basic plus service rate                 $19.50       $21.73       $20.96
Basic subscribers                                2,423        2,318        2,283
Pay units                                          730          736          665

There is no franchise expiration date specified in the franchise agreement for the Town of Ripon; the franchise expiration date for the City of Ripon is December 1996.

PROGRAMMING SERVICES

         Programming services provided by the Systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts &

Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. The Partnership's Systems also provide a selection, which varies by system, of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).

                            ITEM 3. LEGAL PROCEEDINGS

      None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 2,321.

Item 6. Selected Financial Data

                                                                        For the Year Ended December 31,
                                        -----------------------------------------------------------------------------
                                           1994              1993             1992              1991            1990
                                        ----------        ----------       ----------        ---------        -------
Revenues                               $ 6,440,941      $ 6,214,322       $ 5,797,797        $ 4,776,786      $ 3,333,835
Depreciation and Amortization            3,074,711        3,161,687         3,069,420          2,750,778        1,737,422
Operating Loss                            (714,065)        (681,473)         (747,624)          (750,863)        (444,412)
Net Loss                                (1,459,114)      (1,328,059)       (1,356,392)        (1,154,431)        (241,420)
Net Loss per
  Limited Partnership Unit                  (28.17)          (25.64)           (26.19)           (22.29)            (4.66)
Weighted average number of
  Limited Partner units outstanding         51,276           51,276            51,276             51,276           51,276
General Partner's Deficit                 (134,377)        (119,786)          (88,533)           (57,101)         (29,785)
Limited Partners' Capital                8,710,412       10,154,935        13,248,990         16,360,840       19,065,081
Total Assets                            19,865,099       21,435,720        23,527,282         25,631,213       19,657,169
Credit Facility and Capitalized
  Lease Obligations                     10,787,551       10,058,100         9,386,632          8,421,101           -
General Partner Advances                    44,786          584,196           101,372             67,840           -


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

           1994 Compared to 1993

           Revenues of the Partnership for the year ended December 31, 1994 totalled $6,440,941, an increase of $226,619, or approximately 4 percent, over the amount reported in 1993. An increase in advertising revenues accounted for approximately 29 percent of the increase. Increases in premium channel revenue accounted for approximately 28 percent. The increase in revenues would have been greater if not for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 and February 1994, with which the Partnership complied, effective September 1993 and July 1994. No other individual factor was significant to the increase in revenues. See regulatory matters discussed below.

           Operating, general and administrative expenses increased $299,247, or approximately 10 percent, from $2,926,350 in 1993 to $3,225,597 in 1994.
Operating, general and administrative expenses represented approximately 47 and 50 percent of revenues in 1993 and 1994, respectively. Of the total net increase in operating, general and administrative expenses, personnel costs increased approximately $127,000 representing approximately 42 percent of the total increase, and programming fees increased approximately $89,000, representing approximately 30 percent of the total increase. No other individual factor significantly affected the increase in operating, general and administrative expense for the periods discussed.

           Management fees and allocated administrative costs from the General Partner increased $46,940, or approximately 6 percent, from $807,758 in 1993 to $854,698 in 1994. This increase was primarily the result of increased revenues, upon which management fees and the allocation of such expenses are calculated. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which are allocated to the Partnership.

         Operating loss increased $32,592, or approximately 5 percent, from $681,473 in 1993 to $714,065 in 1994. This increase was a result of the increases in operating, general and administrative expenses and management fees and allocated administrative costs from the General Partner exceeding the increase in revenues. Operating income before depreciation and amortization decreased $119,568, or approximately 5 percent, from $2,480,214 in 1993 to $2,360,646 in 1994. The decrease was due to the increase in operating, general and administrative expenses and management fees and allocated administrative expenses from the General Partner exceeding the increases in revenues. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees, to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by the General Partner, which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

           Net losses increased by $131,055, or approximately 10 percent, from $1,328,059 in 1993 to $1,459,114 in 1994. These losses were primarily a result of increases in operating, general and administrative expenses and management fees and allocated administration expense from the General Partner exceeding the increase in revenue and decrease in depreciation and amortization expense.

           1993 Compared to 1992

           Revenues of the Partnership for the year ended December 31, 1993 totalled $6,214,322, an increase of $416,525, or approximately 7 percent, over the amount reported in 1992. This increase was primarily the result of increases in the number of basic subscribers and basic rate adjustments. Increases in basic subscribers and adjustments in the rates for basic service accounted for approximately $170,000 and $129,000, respectively, or approximately 41 percent and 31 percent, respectively, of the revenue increase for the year ended December 31, 1993. The increase in revenues would have been greater if not for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993, with which the Partnership complied effective September 1993. No other individual factor was significant to the increase in revenues.

           Operating, general and administrative expenses increased $203,344, or approximately 7 percent, from $2,723,006 in 1992 to $2,926,350 in 1993.
Operating, general and administrative expenses represented approximately 47 percent of revenues in 1993 and 1992. Of the total net increase in operating, general and administrative expenses, programming fees increased $121,599, representing approximately 60 percent of the total increase, and marketing related costs increased $29,422, representing approximately 14 percent of the total increase. No other individual factor significantly affected the increase in operating, general and administrative expense for the periods discussed.

           Management fees and allocated administrative costs from the General Partner increased $54,763, or approximately 7 percent, from $752,995 in 1992 to $807,758 in 1993. This increase was primarily the result of increased revenues, upon which management fees and the allocation of such expenses are calculated.

           Operating income before depreciation and amortization increased $158,418, or approximately 7 percent, from $2,321,796 in 1992 to $2,480,214 in
1993. The increase was due to the increase in revenues exceeding the increases in operating, general and administrative expenses and management fees and allocated administrative expenses from the General Partner.

           Net losses decreased by $28,333, or approximately 2 percent, from $1,356,392 in 1992 to $1,328,059 in 1993. These losses were primarily a result of depreciation and amortization.

Financial Condition

           During 1994, the Partnership purchased plant and equipment for its cable television systems approximately totalling $1,360,400. Approximately 65 percent of the expenditures related to cable plant extensions, cable, hardware and labor for new subscriber installations, and equipment replacements. Approximately 15 percent related to upgrades in the Indiana system. The remainder of these expenditures were used for various enhancements throughout all of the Partnership's cable television systems. The capital expenditures were funded primarily by cash generated from operations. Anticipated capital expenditures for 1995 are estimated to be approximately $1,143,300, and will be financed from cash generated from operations and from borrowings from the Partnership's renegotiated credit facility, as discussed below. It is estimated that approximately 71 percent of the currently anticipated capital expenditures will be for cable plant extensions.

           In March 1991, the Partnership entered into a $10,000,000 revolving credit facility with a commercial bank to finance the purchase of the Lake Geneva and Ripon systems and to provide financing for capital expenditures. The revolving aspect of the credit facility expired on December 31, 1993, at which time the outstanding principal converted to a term loan with a maturity date of December 31, 1996. In March 1994, the commercial bank agreed to defer the loan amortization payments due March 31 and June 30, 1994 until September 30, 1994. In September 1994, the Partnership renegotiated the terms of its credit facility to extend the revolving credit period and to increase the amount available to $14,000,000 to provide the Partnership with a source of funding for capital expenditures. The then-outstanding principal balance on the revolving credit facility will convert on December 31, 1996 to a term loan with a final maturity date of December 31, 1999. At December 31, 1994, $10,700,000 was outstanding, leaving $3,300,000 for future borrowings. Interest on the outstanding principal balance is at the Partnership's option of Prime or LIBOR plus 1.125 percent.

           A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership declared such distributions totalling $1,797,249 and $1,786,890 during 1993 and 1992, respectively. All of these distributions have been paid. The Partnership suspended quarterly distributions to the partners because the Partnership had no borrowing capacity under its previous credit facility and needed funds from cash flow to pay for capital additions. Because the Partnership has successfully renegotiated its credit facility, it can to some extent use borrowings to fund capital expenditures and the Partnership will attempt to provide some level of distributions to the partners in 1995. No determination has been made regarding the level of future distributions. The level of distributions, if any, will be determined on a quarter-by-quarter basis.

Regulatory Matters

         The General Partner presently believes cash flow from operations and available borrowings from the revolving credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership over the near-term.

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates.

         The Partnership has filed a cost-of-service showing for the Bluffton System and thus anticipates no further reductions in rates in that system. The cost-of-service showing has not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions in that system until such final approval is received. The Partnership complied with the February 1994 benchmark regulations and further reduced rates in the Lake Geneva and Ripon systems effective July 1994. See Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

Item 8.  Financial Statements

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993

            AND FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                      INDEX

                                                                            Page
                                                                            ----
Report of Independent Public Accountants                                      15

Balance Sheets                                                                16

Statements of Operations                                                      18

Statements of Partners' Capital (Deficit)                                     19

Statements of Cash Flows                                                      20

Notes to Financial Statements                                                 21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Jones Spacelink Income/Growth Fund 1-A, Ltd.:

                  We have audited the accompanying balance sheets of Jones Spacelink Income/Growth Fund 1-A, Ltd. (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Denver, Colorado,
  March 8, 1995.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.

                             (A Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS

                                                                           December 31,
                                                                 --------------------------------
                                                                      1994               1993
                                                                 --------------     -------------

CASH                                                             $     171,944      $      87,972

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $9,238 and $7,936 at December 31, 1994
  and 1993, respectively                                               130,642            113,414

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                            14,257,087         12,896,681
  Less- accumulated depreciation                                    (5,220,117)        (4,158,493)
                                                                 -------------      -------------
                                                                     9,036,970          8,738,188

  Franchise costs, net of accumulated amortization
    of $6,667,352 and $5,342,284 at December 31, 1994
    and 1993, respectively                                           7,700,849          9,025,917
  Subscriber lists, net of accumulated amortization
    of $2,485,523 and $2,031,043 at December 31, 1994
    and 1993, respectively                                             781,826          1,236,306
  Noncompete agreements, net of accumulated amortization
    of $592,741 and $436,414 at December 31, 1994
    and 1993, respectively                                             187,827            344,154
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $262,527 and $212,827
    at December 31, 1994 and 1993, respectively                      1,763,915          1,813,615
                                                                 -------------      -------------

           Total investment in cable
             television properties                                  19,471,387         21,158,180

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $98,540 and $71,028 at
  December 31, 1994 and 1993, respectively                              29,904             57,416

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                             61,222             18,738
                                                                 -------------      -------------

           Total assets                                          $  19,865,099      $  21,435,720
                                                                 =============      =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                             (A Limited Partnership)

                                 BALANCE SHEETS

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                                                December 31,
                                                     ------------------------------
                                                         1994               1993
                                                     ------------      ------------
LIABILITIES:
  Credit facility and capitalized lease
    obligations                                      $ 10,787,551      $ 10,058,100
  Accounts payable to Jones Intercable, Inc.               44,786           584,196
  Trade accounts payable and accrued liabilities          403,916           331,149
  Accrued distributions to partners                          --             372,916
  Subscriber prepayments and deposits                      52,811            54,210
                                                     ------------      ------------

           Total liabilities                           11,289,064        11,400,571
                                                     ------------      ------------

COMMITMENTS  AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                     1,000             1,000
    Distributions                                         (78,698)          (78,698)
    Accumulated deficit                                   (56,679)          (42,088)
                                                     ------------      ------------

                                                         (134,377)         (119,786)
                                                     ------------      ------------

  Limited Partners-
    Net contributed capital (51,276 units
      outstanding at December 31, 1994 and
      1993, respectively)                              21,875,852        21,875,852
    Distributions                                      (7,791,180)       (7,791,180)
    Accumulated deficit                                (5,374,260)       (3,929,737)
                                                     ------------      ------------

                                                        8,710,412        10,154,935

           Total partners' capital                      8,576,035        10,035,149
                                                     ------------      ------------

           Total liabilities and
             partners' capital (deficit)             $ 19,865,099      $ 21,435,720
                                                     ============      ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                          For the Year Ended
                                                             December 31,
                                            ----------------------------------------------
                                                1994               1993            1992
                                            ------------      -----------      -----------
REVENUES                                    $  6,440,941      $ 6,214,322      $ 5,797,797

COSTS AND EXPENSES:
  Operating, general and administrative        3,225,597        2,926,350        2,723,006
  Management fees and allocated
    administrative costs from the
    General Partner                              854,698          807,758          752,995
  Depreciation and amortization                3,074,711        3,161,687        3,069,420
                                            ------------      -----------      -----------

OPERATING LOSS                                  (714,065)        (681,473)        (747,624)

OTHER INCOME (EXPENSE):
  Interest expense                              (735,717)        (628,906)        (627,478)
  Interest income                                    811            1,433           13,453
  Other, net                                     (10,143)         (19,113)           5,257
                                            ------------      -----------      -----------

NET LOSS                                    $ (1,459,114)     $(1,328,059)     $(1,356,392)
                                            ============      ===========      ===========

ALLOCATION OF NET LOSS:
  General Partner                           $    (14,591)     $   (13,281)     $   (13,564)
                                            ============      ===========      ===========

  Limited Partners                          $ (1,444,523)     $(1,314,778)     $(1,342,828)
                                            ============      ===========      ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                          $     (28.17)     $    (25.64)     $    (26.19)
                                            ============      ===========      ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNER UNITS OUTSTANDING                       51,276           51,276           51,276
                                            ============      ===========      ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                             (A Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                               For the Year Ended
                                                  December 31,
                                 -------------------------------------------------
                                     1994              1993              1992
                                 -------------    --------------    --------------
GENERAL PARTNER:
  Balance, beginning of year     $   (119,786)     $    (88,533)     $    (57,101)
  Distributions                          --             (17,972)          (17,868)
  Net loss for the year               (14,591)          (13,281)          (13,564)
                                 ------------      ------------      ------------

  Balance, end of year           $   (134,377)     $   (119,786)     $    (88,533)
                                 ============      ============      ============

LIMITED PARTNERS:
  Balance, beginning of year     $ 10,154,935      $ 13,248,990      $ 16,360,840
  Distributions                          --          (1,779,277)       (1,769,022)
  Net loss for the year            (1,444,523)       (1,314,778)       (1,342,828)
                                 ------------      ------------      ------------

  Balance, end of year           $  8,710,412      $ 10,154,935      $ 13,248,990
                                 ============      ============      ============



                 The accompanying notes to financial statements
                   are an integral part of these statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                         For the Year Ended
                                                                                              December 31,
                                                                    --------------------------------------------------
                                                                         1994              1993               1992
                                                                    -------------      ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $  (1,459,114)     $ (1,328,059)     $  (1,356,392)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                                     3,074,711         3,161,687          3,069,420
      Decrease (increase) in trade accounts receivable, net               (17,228)           18,384            (42,272)
      Decrease (increase) in deposits, prepaid expenses
        and other assets                                                  (42,484)            2,531             (2,105)
      Increase (decrease) in trade accounts payable and accrued
        liabilities and subscriber prepayments and deposits                71,368           (27,317)           (11,505)
                                                                    -------------      ------------      -------------

             Net cash provided by operating activities                  1,627,253         1,827,226          1,657,146
                                                                    -------------      ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                     (1,360,406)       (1,098,158)        (1,061,714)
                                                                    -------------      ------------      -------------

             Net cash used in investing activities                     (1,360,406)       (1,098,158)        (1,061,714)
                                                                    -------------      ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                  --          (1,797,249)        (1,786,890)
  Increase (decrease) in accrued distributions                           (372,916)          (93,229)            51,793
  Proceeds from borrowings                                                912,645           690,782          1,276,352
  Repayment of borrowings                                                (183,194)          (19,314)          (310,821)
  Increase (decrease) in advances from Jones Intercable, Inc.            (539,410)          482,824             33,532
                                                                    -------------      ------------      -------------

             Net cash used in financing activities                       (182,875)         (736,186)          (736,034)
                                                                    -------------      ------------      -------------

INCREASE (DECREASE) IN CASH                                                83,972            (7,118)          (140,602)

CASH, AT BEGINNING OF YEAR                                                 87,972            95,090            235,692
                                                                    -------------      ------------      -------------

CASH, AT END OF YEAR                                                $     171,944      $     87,972      $      95,090
                                                                    =============      ============      =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $     666,291      $    648,668      $     592,249
                                                                    =============      ============      =============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(1)        ORGANIZATION AND PARTNERS' INTERESTS:

           Formation and Business

                  Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on May 12, 1988, pursuant to a public offering of limited partner interests sponsored by Jones Spacelink, Ltd. ("Spacelink"). The Partnership was formed to acquire, construct, develop and operate cable television systems. On December 20, 1994, Jones Intercable, Inc. ("Intercable"), a Colorado corporation that was a subsidiary of Spacelink, acquired substantially all of the assets of Spacelink, including Spacelink's general partner interest in the Partnership. Intercable now is the general partner and manager of the Partnership. All references herein to the "General Partner" relating to matters prior to December 20, 1994 are to Spacelink, and all references to the "General Partner" relating to matters after that date are to Intercable. Intercable and certain of its subsidiaries also own and operate cable television systems for their own account and for the account of other managed limited partnerships.

           Contributed Capital, Commissions and Syndication Costs

                  The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contribution to Partnership capital. The General Partner purchased its general partner interest in the Partnership by contributing $1,000 to partnership capital.

                  All profits and losses of the Partnership will be allocated 99 percent to the limited partners and one percent to the General Partner, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the partnership agreement, and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

           Cable Television System Acquisitions

                  In November 1988, the Partnership purchased the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo and Garrett, and the unincorporated areas of Wells, Allen, Noble, Adams and Dekalb Counties, all in the State of Indiana (the "Bluffton Systems").

                  In March 1991, the Partnership purchased the cable television system serving the communities of Lake Geneva and areas of Walworth County, all in the State of Wisconsin (the "Lake Geneva System") and the cable television system serving the communities of Ripon and areas of Fond-du-Lac County, all in the State of Wisconsin (the "Ripon System").

(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           Accounting Records

                  The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

           Property, Plant and Equipment

                  Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

        Cable distribution systems                      5 - 15 years
        Equipment and tools                                  5 years
        Office furniture and equipment                       5 years
        Buildings                                      10 - 20 years
        Vehicles                                             3 years

                  Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

           Allocation of Cost of Purchased Cable Television Systems

                  Based on independent appraisals, the Partnership allocated the total purchase price of the cable television systems acquired as follows: first, to the fair value of net tangible assets acquired; second, to franchise costs in an amount equal to the estimated value of franchise agreements; third, to subscriber lists; fourth, to noncompete agreements; and fifth, to costs in excess of interests in net assets purchased. The brokerage fees paid to The Jones Group, Ltd. upon acquisition of the systems and other acquisition costs were capitalized and charged to investment in cable television properties in the accompanying balance sheets.

           Intangible Assets

                  Costs assigned to intangible assets are being amortized using the straight-line method over the following estimated useful lives:

   Franchise costs                                                 5 - 16 years
   Subscriber lists                                                7 -  8 years
   Noncompete agreements                                                5 years
   Costs in excess of interests in net assets purchased                36 years

           Revenue Recognition

                  Subscriber prepayments are initially deferred and recognized as revenue when earned.

           Reclassifications

                  Certain prior year amounts have been reclassified to conform to the 1994 presentation.

(3)        PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:

                                                    1994                1993
                                               ------------        ------------
Cable distribution systems                     $ 13,094,377        $ 11,862,029
Equipment and tools                                 496,075             436,814
Office furniture and equipment                      186,435             180,910
Buildings                                            22,572              22,572
Vehicles                                            399,628             336,356
Land                                                 58,000              58,000
                                               ------------        ------------

                                                 14,257,087          12,896,681
                                               ------------        ------------

Less-accumulated depreciation                   (5,220,117)         (4,158,493)
                                               ------------        ------------

                                               $  9,036,970        $  8,738,188
                                               ============        ============

(4)        DEBT:

                  At December 31, 1994 and 1993, debt consisted of the following:

                                                   1994                1993
                                               ------------        ------------
Revolving credit and term loan facility        $ 10,700,000        $ 10,000,000
Capital lease obligations                            87,551              58,100
                                               ------------        ------------
                                               $ 10,787,551        $ 10,058,100
                                               ============        ============

                  In March 1991, the Partnership entered into a $10,000,000 revolving credit facility with a commercial bank to finance the purchase of the Lake Geneva and Ripon systems and to provide financing for capital expenditures. The revolving aspect of the credit facility expired on December 31, 1993, at which time the outstanding principal converted to a term loan with a maturity date of December 31, 1996. In March 1994, the commercial bank agreed to defer the loan amortization payments due March 31 and June 30, 1994 until September 30, 1994. In September 1994, the Partnership renegotiated the terms of its credit facility to extend the revolving credit period and to increase the amount available to $14,000,000 to provide the Partnership with a source of funding for capital expenditures. The then-outstanding principal balance on the revolving credit facility will convert on December 31, 1996 to a term loan with a final maturity date of December 31, 1999. At December 31, 1994, $10,700,000 was outstanding, leaving $3,300,000 for future borrowings.
Interest on the outstanding principal balance is at the Partnership's option of Prime or LIBOR plus 1.125 percent. The effective interest rates on the term loan as of December 31, 1994 and 1993 were 7.0 and 4.6 percent, respectively.

                  Estimated maturities of the term loan and capital lease obligations for the five years in the period ended December 31, 1999 and thereafter are as follows:

1995                                                         $    26,265
1996                                                              26,265
1997                                                             561,265
1998                                                           1,078,756
1999                                                           9,095,000
Thereafter                                                          -
                                                             -----------
                                                             $10,787,551
                                                             ===========

(5)        SIGNIFICANT TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES:

           Management Fees, Distribution Ratios and Reimbursements

                  The General Partner manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the years ended December 31, 1994, 1993 and 1992 were $322,047, $310,716 and $289,890, respectively.

                  Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations and interest income, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and one percent to the General Partner. The Partnership may distribute any proceeds from the sale or refinancing of a cable television system generally as follows: first, to the Partners until they have received an amount equal to their initial capital contributions (as reduced by all prior distributions other than distributions from cash flow); second, to the limited partners until they have received a liquidation preference equal to 12 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, less any portion of such capital contributions which has been returned to the limited partners from prior sale or refinancing proceeds, as determined for any particular year; provided that such cumulative return will be reduced by all prior distributions of cash flow from operations and prior distributions of proceeds of sales or refinancings of the Partnership's cable television systems. The balance will be allocated 75 percent to the limited partners' and 25 percent to the General Partner. See Note 6 for discussion of cash flow distributions.

                  The Partnership reimburses the General Partner and certain of its subsidiaries for certain allocated general and administrative expenses. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relation services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its subsidiaries with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries, and/or the cost of Partnership assets managed. At December 1, 1993, the General Partner changed its allocation method to be based soley on revenues. Included in the costs allocated from the General Partner and certain of its subsidiaries are expenses allocated to the General Partner from affiliated entities for information processing and certain other administrative services. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $532,651, $497,042 and $463,105 for the years ended December 31, 1994,
1993 and 1992, respectively.

                  The Partnership was charged interest during 1994, 1993 and 1992 at average interest rates of approximately 10 percent, 5 percent and 6 percent, respectively, per annum on the amounts due the General Partner, which approximated the General Partner's weighted average cost of borrowing. Total interest charged by the General Partner was $24,392, $3,167 and $3,672 for the years ended December 31, 1994, 1993 and 1992, respectively.

           Payments to/from Affiliates for Programming Services

                  The Partnership receives programming from Product Information Network, Superaudio, The Mind Extension University and Jones Computer Network, affiliates of the General Partner. Payments to Superaudio by the Partnership for the years ended December 31, 1994, 1993 and 1992 totalled $11,575, $11,098 and $9,949, respectively. Payments to The Mind Extension University, for the years ended December 31, 1994, 1993 and 1992 totalled $10,339, $6,649 and $6,198, respectively. Payments to Jones Computer Network, which initiated service in 1994, totalled $310 in 1994. The Partnership receives a commission from Product Information Network, based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership totalling $461 in 1994.

(6)        DISTRIBUTIONS FROM CASH FLOW:

           A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership declared such distributions totalling $1,797,249 and $1,786,890 during 1993 and 1992, respectively. All of these distributions have been paid. The Partnership suspended quarterly distributions to the partners in 1994 because the Partnership had no borrowing capacity under its previous credit facility and needed funds from cash flow to pay for capital additions. Because the Partnership has successfully renegotiated its credit facility, it can to some extent use borrowings to fund capital expenditures and the Partnership will attempt to provide some level of distributions to the partners in 1995. No determination has been made regarding the level of future distributions. The level of distributions, if any, will be determined on a quarter-by-quarter basis.

(7)        INCOME TAXES:

                  Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

                  The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

                  Taxable income (loss) to the Partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income
(loss) and the net loss reported in the statements of operations.

(8)      COMMITMENTS AND CONTINGENCIES

                  On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation in the cable television industry. In April 1993, the Federal Communications Commission (the "FCC") adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Partnership has filed a cost-of-service showing in its Bluffton System and anticipates no further reductions in rates in that system. The cost-of-service showing has not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions in that system until such final approval is received. The Partnership complied with the February 1994 benchmark regulations and further reduced rates in the Lake Geneva and Ripon systems effective July 1994.

                  The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totalled $71,355, $59,241 and $60,897, respectively, for the years ended December 31, 1994, 1993 and 1992. Future minimum lease payments as of December 31, 1994, under noncancelable operating leases for each of the five years in the period ending December 31, 1999, and thereafter are as follows:

1995                                                            $ 52,424
1996                                                              25,658
1997                                                              24,368
1998                                                              14,368
1999                                                               8,882
Thereafter                                                        24,824
                                                                --------
                                                                $150,524
                                                                ========

(9)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                  Supplementary profit and loss information for the respective years are presented below:

                                                             Year Ended December 31,
                                                  ----------------------------------------
                                                     1994           1993           1992
                                                  ----------     ----------     ----------
Maintenance and repairs                           $   42,864     $   50,567     $   55,706
                                                  ==========     ==========     ==========

Taxes, other than income and payroll taxes        $  108,962     $   93,457     $   82,489
                                                  ==========     ==========     ==========

Advertising                                       $   65,492     $   81,798     $   66,351
                                                  ==========     ==========     ==========

Depreciation of property, plant and equipment     $1,061,624     $1,148,601     $1,056,333
                                                  ==========     ==========     ==========

Amortization of intangible assets                 $2,013,087     $2,013,086     $2,013,087
                                                  ==========     ==========     ==========

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below.

                        Name                      Age                Positions with the General Partner
                        ----                      ---                ----------------------------------
          Glenn R. Jones                          65       Chairman of the Board and Chief Executive Officer
          Derek H. Burney                         55       Vice Chairman of the Board
          James B. O'Brien                        45       President, Chief Operating Officer and Director
          Ruth E. Warren                          45       Group Vice President/Operations
          Kevin P. Coyle                          43       Group Vice President/Finance
          Christopher J. Bowick                   40       Group Vice President/Technology
          Timothy J. Burke                        44       Group Vice President/Taxation/Administration
          Raymond L. Vigil                        48       Group Vice President/Human Resources and Director
          Cynthia A. Winning                      43       Group Vice President/Marketing
          Elizabeth M. Steele                     43       Vice President/General Counsel/Secretary
          Larry W. Kaschinske                     35       Controller
          James J. Krejci                         53       Director
          Christine Jones Marocco                 39       Director
          Daniel E. Somers                        47       Director
          Robert S. Zinn                          58       Director
          David K. Zonker                         41       Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

         Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors in January 1995. He is also a member of the Executive Committee of the Board of Directors. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

         Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990.

         Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

         Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Previous to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989.

         Mr. Timothy J. Burke joined the General Partner in August 1982 as corporate tax manager, was elected Vice President/Taxation in November 1986 and Group Vice President/Taxation/Administration in October 1990.

         Mr. Raymond L. Vigil joined the General Partner in June 1993 as Group Vice President/Human Resources. Previous to joining the General Partner, Mr. Vigil served as Executive Director of Learning with USWest. Prior to USWest, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

         Ms. Cynthia A. Winning joined the General Partner as Group Vice President/Marketing in December 1994. Previous to joining the General Partner, Ms. Winning served since 1994 as the President of PRS Inc., Denver, Colorado, a sports and event marketing company. From 1979 to 1981 and from 1986 to 1994, Ms. Winning served as the Vice President and Director of Marketing for Citicorp Retail Services, Inc., a provider of private-label credit cards for ten national retail department store chains. From 1981 to 1986, Ms. Winning was the Director of Marketing Services for Daniels & Associates cable television operations, as well as the Western Division Marketing Director for Capital Cities Cable. Ms. Winning also serves as a board Member of Cities in Schools, a dropout intervention/prevention program.

         Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and a Group Vice President of the General Partner. Prior to May 1994, he also served as Group Vice President of Jones Futurex, Inc., an affiliate of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, which is engaged in the provision of telecommunications services. Mr. Krejci has been a Director of the General Partner since August 1987.

         Ms. Christine Jones Marocco was appointed a Director of the General Partner in December 1994. She is the daughter of Glenn R. Jones. Ms. Marocco is also a director of Jones International, Ltd.

         Mr. Daniel E. Somers was appointed a Director of the General Partner in December 1994 and also serves on the General Partner's Audit Committee. From January 1992 to January 1995, Mr. Somers worked as Senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Robert S. Zinn was appointed a Director of the General Partner in December 1994. Mr. Zinn joined the General Partner in January 1991 and is a member of its Legal Department. He is also Vice President/Legal Affairs of Jones International, Ltd. Prior to joining the General Partner, Mr. Zinn was in private law practice in Denver, Colorado for over 25 years.

         Mr. David K. Zonker was appointed a Director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd., a subsidiary of Jones International, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. From October 1980 until joining Jones International Securities, Ltd. in January 1984, Mr. Zonker was employed by the General Partner. Mr. Zonker is a member of the Board of Directors of various affiliates of the General Partner, including Jones International Securities, Ltd. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is a past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments. He is a member of the Board of Trustees of Graceland College, Lamoni, Iowa; the International Association of Financial Planners and the American and Colorado Institutes of Certified Public Accountants.

         As disclosed in Item 1., on December 10, 1994, Intercable acquired Spacelink's general partner interest in the Partnership. As a result of this transaction, the members of the Board of Directors and the executive officers of Intercable first became obligated to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, to disclose their ownership of limited partnership interests of the Partnership. Given the complexities of closing the Intercable/Spacelink transaction, this filing obligation was overlooked, and the directors and executive officers of Intercable did not file such reports on a timely basis (the reports were filed in March 1995). The directors and executive officers have not owned and do not own any limited partnership interests in the Partnership.

                         ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the cable television systems owned by the Partnership. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

         The General Partner charges the Partnership a management fee, and the Partnership reimburses the General Partner for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the Partnership managed. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed for the Partnership. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

         The General Partner also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates the General Partner's weighted average cost of borrowing.

         The Systems receive stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership. During the year ended December 31, 1994, the Partnership received revenues from PIN of $461.

         The charges to the Partnership for related party transactions are as follows for the periods indicated:

Jones Spacelink Income/Growth Fund 1-A, Ltd.            At December 31,
--------------------------------------------   --------------------------------
                                                 1994        1993        1992
                                                 ----        ----        ----
Management fees                                $322,047    $310,716    $289,890
Allocation of expenses                          532,657     497,042     463,105
Interest expense                                 24,392       3,167       3,672
Amount of advances outstanding                   44,786     584,196     101,372
Highest amount of advances outstanding          816,671     984,476     715,294
Programming fees:
         Superaudio                              11,575      11,098       9,949
         Mind Extension University               10,339       6,649       6,198
         Jones Computer Network                     310         -0-         -0-

                                    PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.               See index to financial statements for a list of financial statements and exhibits thereto filed as part of this report.

3.                  The following exhibits are filed herewith:

     4.1            Limited Partnership Agreement for Jones Spacelink Income/Growth Fund 1-A, Ltd.  (1)

     10.1.1         Copy of franchise and related documents granting a cable television system franchise for the
                    County of Adams, Indiana.  (1)

     10.1.2         Copy of franchise and related documents granting a cable television system franchise for the
                    County of Allen, Indiana.  (1)

     10.1.3         Copy of franchise and related documents granting a cable television system franchise for the
                    City of Auburn, Indiana.  (1)

     10.1.4         Copy of franchise and related documents granting a cable television system franchise for the
                    City of Bluffton, Indiana.  (1)

     10.1.5         Copy of franchise and related documents granting a cable television system franchise for the
                    City of Butler, Indiana.  (1)

     10.1.6         Copy of franchise and related documents granting a cable television system franchise for the
                    City of Decatur, Indiana.  (1)

     10.1.7         Copy of franchise and related documents granting a cable television system franchise for the
                    County of DeKalb, Indiana.  (1)

     10.1.8         Copy of franchise and related documents granting a cable television system franchise for the
                    City of Garrett, Indiana.  (1)

     10.1.9         Copy of franchise and related documents granting a cable television system franchise for the
                    County of Adams, Indiana.  (1)

     10.1.10        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Monroe, Indiana.  (1)

     10.1.11        Copy of franchise and related documents granting a cable television system franchise for the
                    County of Noble, Indiana.  (1)

     10.1.12        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Poneto, Indiana.  (1)

     10.1.13        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Uniondale, Indiana.  (1)

     10.1.14        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Vera Cruz, Indiana.  (1)

     10.1.15        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Waterloo, Indiana.  (1)

     10.1.16        Copy of franchise and related documents granting a cable television system franchise for the
                    County of Wells, Indiana.  (1)

     10.1.17        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Bloomfield, Wisconsin.  (2)

     10.1.18        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Geneva, Wisconsin.  (2)

     10.1.19        Copy of franchise and related documents granting a cable television system franchise for the
                    City of Lake Geneva, Wisconsin.  (2)

     10.1.20        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Linn, Wisconsin.  (2)

     10.1.21        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Lyons, Wisconsin.  (2)

     10.1.22        Copy of franchise and related documents granting a cable television system franchise for the
                    City of Ripon, Wisconsin.  (2)

     10.1.23        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Ripon, Wisconsin.  (2)

     10.2.1         Credit and Security Agreement dated as of March 6, 1991 among Jones Spacelink Income/Growth
                    Fund 1-A, Ltd. and Credit Lyonnais New York Branch, as agent for various lenders.  (3)

     10.2.2         Amendment No. 2 dated as of September 30, 1994 to the Credit and Security Agreement dated as of March 6, 1991 among Jones Spacelink Income/Growth Fund 1-A, Ltd. and Credit Lyonnais New
                    York Branch, as agent for various lenders.

     10.2.3         Amendment No. 3 dated as of December 16, 1994 to the Credit and Security Agreement dated as of
                    March 6, 1991 among Jones Spacelink Income/Growth Fund 1-A, Ltd. and Credit Lyonnais New York
                    Branch, as agent for various lenders.

     10.3.1         Purchase and Sale Agreement dated as of November 16, 1990, by and between Jones Spacelink,
                    Ltd. and Ripon Cable Company, Inc.  (4)

     10.3.2         Assignment and Assumption Agreement dated as of January 4, 1992, by and between the
                    Partnership and Jones Spacelink, Ltd. relating to the Ripon System.  (4)

     10.3.3         Purchase and Sale Agreement dated as of November 16, 1990, by and between Jones Spacelink,
                    Ltd. and Southern Wisconsin Cable, Inc..  (4)

     10.3.4         Assignment and Assumption Agreement dated as of January 4, 1992, by and between the
                    Partnership and Jones Spacelink, Ltd. relating to the Lake Geneva System.  (4)

     27             Financial Data Schedule

----------

     (1)            Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended 12/31/88.

     (2)            Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended 12/31/90.

     (3)            Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended 12/31/91.

     (4)            Incorporated by reference from the Partnership's Current Report on Form 8-K dated January 11,
                    1991.

(b)                 Reports on Form 8-K

                    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      JONES SPACELINK INCOME/
                                      GROWTH FUND 1-A, LTD.
                                      a Colorado limited partnership
                                      By:     Jones Intercable, Inc.

                                      By:     /s/ Glenn R. Jones
                                              ---------------------------------
                                              Glenn R. Jones
                                              Chairman of the Board and Chief
                                              Executive Officer

Dated:        March 27, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      By:     /s/ Glenn R. Jones
                                              ---------------------------------
                                              Glenn R. Jones
                                              Chairman of the Board and Chief
                                              Executive Officer
Dated:        March 27, 1995                  (Principal Executive Officer)

                                      By:     /s/ Kevin P. Coyle
                                              ---------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
Dated:        March 27, 1995                  (Principal Financial Officer)

                                      By:     /s/ Larry Kaschinske
                                              ---------------------------------
                                              Larry Kaschinske
                                                  Controller
Dated:        March 27, 1995                  (Principal Accounting Officer)

                                      By:     /s/ James B. O'Brien
                                              ---------------------------------
                                              James B. O'Brien
Dated:        March 27, 1995                  President and Director

                                      By:     /s/ Raymond L. Vigil
                                              ---------------------------------
                                              Raymond L. Vigil
Dated:        March 27, 1995                  Group Vice President and Director


                                      By:     /s/ Robert S. Zinn
                                              ---------------------------------
                                              Robert S. Zinn
Dated:        March 27, 1995                  Director

                                      By:     /s/ David K. Zonker
                                              ---------------------------------
                                              David K. Zonker
Dated:        March 27, 1995                  Director

                                      By:
                                              ---------------------------------
                                              Derek H. Burney
Dated:                                        Director

                                      By:
                                              ---------------------------------
                                              William Frenzel
Dated:                                        Director

                                      By:
                                              ---------------------------------
                                              Donald L. Jacobs
Dated:                                        Director

                                      By:
                                              ---------------------------------
                                              James J. Krejci
Dated:                                        Director

                                      By:
                                              ---------------------------------
                                              Philip R. Ladouceur
Dated:                                        Director

                                      By:
                                              ---------------------------------
                                              Christine Jones Marocco
Dated:                                        Director

                                      By:
                                              ---------------------------------
                                              Daniel E. Somers
Dated:                                        Director

                                      By:
                                              ---------------------------------
                                              Robert B. Zoellick
Dated:                                        Director

                                    EXHIBIT INDEX


EXHIBIT                                                                                                            PAGE
-------                                                                                                            ----

  4.1            Limited Partnership Agreement for Jones Spacelink Income/Growth Fund 1-A, Ltd.  (1)

  10.1.1         Copy of franchise and related documents granting a cable television system franchise for the
                 County of Adams, Indiana.  (1)

  10.1.2         Copy of franchise and related documents granting a cable television system franchise for the
                 County of Allen, Indiana.  (1)

  10.1.3         Copy of franchise and related documents granting a cable television system franchise for the
                 City of Auburn, Indiana.  (1)

  10.1.4         Copy of franchise and related documents granting a cable television system franchise for the
                 City of Bluffton, Indiana.  (1)

  10.1.5         Copy of franchise and related documents granting a cable television system franchise for the
                 City of Butler, Indiana.  (1)

  10.1.6         Copy of franchise and related documents granting a cable television system franchise for the
                 City of Decatur, Indiana.  (1)

  10.1.7         Copy of franchise and related documents granting a cable television system franchise for the
                 County of DeKalb, Indiana.  (1)

  10.1.8         Copy of franchise and related documents granting a cable television system franchise for the
                 City of Garrett, Indiana.  (1)

  10.1.9         Copy of franchise and related documents granting a cable television system franchise for the
                 County of Adams, Indiana.  (1)

  10.1.10        Copy of franchise and related documents granting a cable television system franchise for the
                 Town of Monroe, Indiana.  (1)

  10.1.11        Copy of franchise and related documents granting a cable television system franchise for the
                 County of Noble, Indiana.  (1)

  10.1.12        Copy of franchise and related documents granting a cable television system franchise for the
                 Town of Poneto, Indiana.  (1)

  10.1.13        Copy of franchise and related documents granting a cable television system franchise for the
                 Town of Uniondale, Indiana.  (1)

  10.1.14        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Vera Cruz, Indiana.  (1)



EXHIBIT                                                                                                              PAGE
--------                                                                                                             ----

     10.1.15        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Waterloo, Indiana.  (1)

     10.1.16        Copy of franchise and related documents granting a cable television system franchise for the
                    County of Wells, Indiana.  (1)

     10.1.17        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Bloomfield, Wisconsin.  (2)

     10.1.18        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Geneva, Wisconsin.  (2)

     10.1.19        Copy of franchise and related documents granting a cable television system franchise for the
                    City of Lake Geneva, Wisconsin.  (2)

     10.1.20        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Linn, Wisconsin.  (2)

     10.1.21        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Lyons, Wisconsin.  (2)

     10.1.22        Copy of franchise and related documents granting a cable television system franchise for the
                    City of Ripon, Wisconsin.  (2)

     10.1.23        Copy of franchise and related documents granting a cable television system franchise for the
                    Town of Ripon, Wisconsin.  (2)

     10.2.1         Credit and Security Agreement dated as of March 6, 1991 among Jones Spacelink Income/Growth
                    Fund 1-A, Ltd. and Credit Lyonnais New York Branch, as agent for various lenders.  (3)

     10.2.2         Amendment No. 2 dated as of September 30, 1994 to the Credit and Security Agreement dated as of March 6, 1991 among Jones Spacelink Income/Growth Fund 1-A, Ltd. and Credit Lyonnais New
                    York Branch, as agent for various lenders.

     10.2.3         Amendment No. 3 dated as of December 16, 1994 to the Credit and Security Agreement dated as of
                    March 6, 1991 among Jones Spacelink Income/Growth Fund 1-A, Ltd. and Credit Lyonnais New York
                    Branch, as agent for various lenders.

     10.3.1         Purchase and Sale Agreement dated as of November 16, 1990, by and between Jones Spacelink,
                    Ltd. and Ripon Cable Company, Inc.  (4)

     10.3.2         Assignment and Assumption Agreement dated as of January 4, 1992, by and between the
                    Partnership and Jones Spacelink, Ltd. relating to the Ripon System.  (4)

     10.3.3         Purchase and Sale Agreement dated as of November 16, 1990, by and between Jones Spacelink,
                    Ltd. and Southern Wisconsin Cable, Inc..  (4)

     10.3.4         Assignment and Assumption Agreement dated as of January 4, 1992, by and between the
                    Partnership and Jones Spacelink, Ltd. relating to the Lake Geneva System.  (4)

     27             Financial Data Schedule

----------



     (1)            Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended 12/31/88.

     (2)            Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended 12/31/90.

     (3)            Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended 12/31/91.

     (4)            Incorporated by reference from the Partnership's Current Report on Form 8-K dated January 11,
                    1991.
