Form 10-Q
period 1995-03-31
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1995-05-15
CIK 840119

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   March 31, 1995
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

                        Commission File Number:  0-16939

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
- --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter




Colorado                                                             #84-1069504
- --------------------------------------------------------------------------------
State of Organization                                        IRS employer I.D. #


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

Yes    X                                                           No
     -----                                                            ------

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                     ASSETS

                                                                                March 31,             December 31,
                                                                                  1995                   1994
                                                                               -----------            ------------
CASH                                                                           $   198,864            $   171,944

TRADE ACCOUNTS RECEIVABLE, less allowance for
  doubtful receivables of $1,181 and $9,238 at
  March 31, 1995 and December 31, 1994, respectively                               122,271                130,642

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                        14,457,761             14,257,087
  Less - accumulated depreciation                                               (5,509,697)            (5,220,117)
                                                                               -----------            -----------

                                                                                 8,948,064              9,036,970

  Franchise costs, net of accumulated amortization
    of $6,998,619 and $6,667,352 at March 31, 1995 and
    December 31, 1994, respectively                                              7,369,582              7,700,849
  Subscriber lists, net of accumulated amortization
    of $2,599,143 and $2,485,523 at March 31, 1995 and
    December 31, 1994, respectively                                                668,206                781,826
  Noncompete agreements, net of accumulated amortization
    of $631,823 and $592,741 at March 31, 1995 and
    December 31, 1994, respectively                                                148,745                187,827
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization of
    $274,952 and $262,527 at March 31, 1995 and
    December 31, 1994, respectively                                              1,751,490              1,763,915
                                                                               -----------            -----------

     Total investment in cable
           television properties                                                18,886,087             19,471,387

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $105,418 and $98,540 at March 31, 1995
  and December 31, 1994, respectively                                               23,026                 29,904

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                         55,372                 61,222
                                                                               -----------            -----------

     Total assets                                                              $19,285,620            $19,865,099
                                                                               ===========            ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                                                                  March 31,            December 31,
                                                                                    1995                  1994
                                                                                 -----------           ------------
LIABILITIES:
  Credit facility and capitalized lease
    obligations                                                                  $10,770,610           $10,787,551
  Accounts payable to Jones Intercable, Inc.                                          30,144                44,786
  Trade accounts payable and accrued liabilities                                     300,635               403,916
  Accrued distributions to partners                                                  312,500                -
  Subscriber prepayments and deposits                                                 54,292                52,811
                                                                                 -----------           -----------

          Total liabilities                                                       11,468,181            11,289,064
                                                                                 -----------           -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                                                1,000                 1,000
    Distributions                                                                    (81,823)              (78,698)
    Accumulated deficit                                                              (61,140)              (56,679)
                                                                                 -----------           -----------

                                                                                    (141,963)             (134,377)
                                                                                 -----------           -----------

  Limited Partners -
    Contributed capital, net of related commissions, syndication costs and interest (51,276 units outstanding at
      March 31, 1995 and December 31, 1994)                                       21,875,852            21,875,852
    Distributions                                                                 (8,100,555)           (7,791,180)
    Accumulated deficit                                                           (5,815,895)           (5,374,260)
                                                                                 -----------           -----------

                                                                                   7,959,402             8,710,412
                                                                                 -----------           -----------

          Total partners' capital (deficit)                                        7,817,439             8,576,035
                                                                                 -----------           -----------

          Total liabilities and partners'
              capital (deficit)                                                  $19,285,620           $19,865,099
                                                                                 ===========           ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                                    For The Three Months
                                                                                       Ended March 31,
                                                                               ------------------------------
                                                                                  1995               1994
                                                                               -----------         ----------
REVENUES                                                                       $ 1,652,465         $1,564,772

COSTS AND EXPENSES:
  Operating expenses                                                               869,322            810,429
  Management fees and allocated administrative
    costs from the General Partner                                                 222,673            211,536
  Depreciation and amortization                                                    796,148            767,923
                                                                               -----------         ----------

OPERATING LOSS                                                                    (235,678)          (225,116)
                                                                               -----------         ----------

OTHER INCOME (EXPENSE):
  Interest expense                                                                (211,483)          (178,596)
  Other, net                                                                         1,065                710
                                                                               -----------         ----------

NET LOSS                                                                       $  (446,096)        $ (403,002)
                                                                               ===========         ==========

ALLOCATION OF NET LOSS:
  General Partner                                                              $    (4,461)        $   (4,030)
                                                                               ===========         ==========

  Limited Partners                                                             $  (441,635)        $ (398,972)
                                                                               ===========         ==========

NET LOSS PER LIMITED
  PARTNER UNIT                                                                 $     (8.61)        $    (7.78)
                                                                               ===========         ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNER UNITS
  OUTSTANDING                                                                       51,276             51,276
                                                                               ===========         ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                    For The Three Months
                                                                                       Ended March 31,
                                                                               -----------------------------
                                                                                  1995              1994
                                                                               ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $ (446,096)        $ (403,002)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                             792,852            767,923
        Amortization of capitalized loan fees                                       3,296               -
        Decrease (increase) in trade accounts receivable, net                       8,371             10,186
        Decrease (increase) in deposits, prepaid expenses and
          other assets                                                              2,554             (4,277)
        Decrease in trade accounts payable and accrued
          liabilities and subscriber prepayments
          and deposits                                                           (101,800)           (24,992)
        Increase (decrease) in advances from Jones Intercable, Inc.               (14,642)           221,069
                                                                               ----------         ----------

         Net cash provided by operating activities                                244,535            566,907
                                                                               ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                           (200,674)          (238,071)
                                                                               ----------         ----------

         Net cash used in investing activities                                   (200,674)          (238,071)
                                                                               ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in accrued distributions                                  312,500           (372,916)
    Distributions to partners                                                    (312,500)              -
    Repayment of borrowings                                                       (16,941)            (5,445)
                                                                               ----------         ----------

         Net cash used in financing activities                                    (16,941)          (378,361)
                                                                               ----------         ----------

INCREASE (DECREASE (INCREASE) IN CASH                                              26,920            (49,525)

CASH, AT BEGINNING OF PERIOD                                                      171,944             87,972
                                                                               ----------         ----------

CASH, AT END OF PERIOD                                                         $  198,864         $   38,447
                                                                               ==========         ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest Paid                                                                $  231,431         $  174,826
                                                                               ==========         ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at March 31, 1995 and December 31, 1994, and its results of operations and cash flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

          The Partnership, a Colorado limited partnership, was formed on May 12, 1988, pursuant to a public offering of limited partner interests sponsored by Jones Spacelink, Ltd. ("Spacelink"). On December 20, 1994, Jones Intercable, Inc. ("Intercable"), a Colorado corporation that was a subsidiary of Spacelink, acquired substantially all of the assets of Spacelink, including Spacelink's general partner interest in the Partnership. Intercable now is the general partner and manager of the Partnership. All references herein to the "General Partner" relating to matters prior to December 20, 1994 are to Spacelink, and all references to the "General Partner" relating to matters after that date are to Intercable. Intercable and certain of its subsidiaries also own and operate cable television systems for their own account and for the account of other managed limited partnerships.

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

(2) Intercable manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three month periods ended March 31, 1995 and 1994 were $82,608 and $78,239, respectively.

         The Partnership reimburses the General Partner for certain allocated general and administrative expenses. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its subsidiaries with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Included in the costs allocated from the General Partner and certain of its subsidiaries are expenses allocated to the General Partner from affiliated entities for information processing and certain other administrative services. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $140,065 and $133,297 for the three month periods ended March 31, 1995 and 1994, respectively.

(3) A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership suspended quarterly distributions to the partners in 1994 because the Partnership had no borrowing capacity under its previous credit facility and needed funds from cash flow to pay for capital additions. Because the Partnership has successfully renegotiated its credit facility, it can to some extent use borrowings to fund capital expenditures and the Partnership will attempt to provide some level of distributions to the partners in 1995. Accordingly, in March 1995, the Partnership declared a distribution to be paid to the partners in the amount of $312,500.

The distribution was primarily from first quarter 1995 cash flow. This distribution will be paid in May 1995 as follows: $3,125 to the General Partner and $309,375 to the limited partners.

(4) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              FINANCIAL CONDITION


         For the three months ended March 31, 1995, the Partnership generated cash from operating activities totaling $244,535, which is available to fund capital expenditures and non-operating costs. During the first three months of 1995, the Partnership purchased plant and equipment for its cable television systems totalling approximately $201,000. Approximately 50 percent of these expenditures were for service drops to homes. Approximately 18 percent were for plant extensions. The remainder of these expenditures were for various enhancements throughout all of the Partnership's cable television systems. The capital expenditures were funded primarily from cash flow from operations. Anticipated capital expenditures for the remainder of 1995 are estimated to be approximately $943,000, and will be financed primarily from borrowings from the Partnership's credit facility. It is estimated that approximately 28 percent of these expenditures will be for service drops to homes, approximately 24 percent for plant extensions and approximately 13 percent for the upgrade of cable television plant.

         In September 1994, the Partnership renegotiated the terms of its credit facility to extend the revolving credit period and to increase the amount available to $14,000,000 to provide the Partnership with a source of funding for capital expenditures. The then-outstanding principal balance on the revolving credit facility will convert on December 31, 1996 to a term loan with a final maturity date of December 31, 1999. At March 31, 1995, $10,700,000 was outstanding, leaving $3,300,000 for future borrowings. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 3/8 percent or LIBOR plus 1-3/8 percent. The effective interest rates on outstanding obligations as of March 31, 1995 and 1994 were 7.57 percent and
4.85 percent, respectively.

         A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership suspended quarterly distributions to the partners in 1994 because the Partnership had no borrowing capacity under its previous credit facility and needed funds from cash flow to pay for capital additions. Because the Partnership has successfully renegotiated its credit facility, it can to some extent use borrowings to fund capital expenditures and the Partnership will attempt to provide some level of distributions to the partners in 1995. Accordingly, in March 1995, the Partnership declared a distribution to be paid to the partners in the amount of $312,500. The distribution was primarily from first quarter 1995 cash flow. This distribution will be paid in May 1995 as follows: $3,125 to the General Partner and $309,375 to the limited partners.

         The General Partner presently believes cash flow from operations and available borrowings from the revolving credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership over the near-term.


Regulatory Matters

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned by the Partnership, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations will generally require rate reductions, absent a successful cost-of-service showing, of

17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

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

                             RESULTS OF OPERATIONS

          Revenues of the Partnership increased $87,693, or approximately 6 percent, from $1,564,772 for the three months ended March 31, 1994 to $1,652,465 for the three months ended March 31, 1995. This increase in revenues was primarily the result of increases in basic service revenues and advertising revenues. An increase in basic service revenues accounted for approximately 60 percent of the increase and an increase in advertising revenues accounted for approximately 32 percent of the increase. The increase in revenues would have been greater if not for the reduction in basic rates due to basic rate regulations issued by the FCC in February 1994, with which the Partnership complied, effective July 1994. No other individual factor was significant to the increase in revenues. See Regulation and Legislation above.

          Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $58,893, or approximately 7 percent, from $810,429 for the three months ended March 31, 1994 to $869,322 for the three months ended March 31, 1995. Operating expenses represented approximately 51 percent and 52 percent, respectively, of revenues for the three month periods ended March 31, 1994 and 1995. Of the total increase in operating expenses, advertising related costs increased approximately $24,000, representing approximately 41 percent of the total increase. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

         Management fees and allocated administrative costs from the General Partner increased $11,137, or approximately 5 percent, from $211,536 for the quarter ended March 31, 1994 to $222,673 for the similar period in 1995. This increase was primarily the result of an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs, a portion of which is allocated to the Partnership.

         Depreciation and amortization expense increased $28,225, or approximately 4 percent from $767,923 for the quarter ended March 31, 1994 to $796,148 for the comparable 1995 period. The increase was a result of capital additions during 1995.

         Operating loss increased $10,562, or approximately 5 percent, from $225,116 for the three months ended March 31, 1994 to $235,678 for the comparable 1995 period. The increase is the result of the increases in operating expenses, management fees and allocated administrative expenses and depreciation and amortization expense exceeding the increase in revenues. Operating income before depreciation and amortization expense increased $17,663, or approximately 3 percent from $542,807 for the three month period ended March 31, 1994 to $560,470 for the similar 1995 period. The increase was due to the increases in operating expenses and management fees and allocated administrative expenses from the General Partner exceeding the increase in revenues.

         Interest expense increased $32,887, or approximately 18 percent, from $178,596 for the three month period ended March 31, 1994 to $211,483 for the three month period ended March 31, 1995. This increase was primarily the result of higher effective interest rates on interest bearing obligations.

         Net loss increased $43,094, or approximately 11 percent from $403,002 for the three month period ended March 31, 1994 to $446,096 for the three month period ended March 31, 1995. These losses were the result of the factors discussed above and are expected to continue in the future.

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

                                    JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                                    BY:  JONES INTERCABLE, INC.
                                         General Partner


                                    By:  /S/Kevin P. Coyle
                                         --------------------------------
                                         Group Vice President/Finance
                                         (Principal Financial Officer)


Dated: May 12, 1995

                              INDEX TO EXHIBITS


Exhibit                 Description                                 Page
- -------                 -----------                                 ----
  27                    Financial Data Schedule