Form 10-Q
period 1995-06-30
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1995-08-11
CIK 840119

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _________ to _________

                       Commission File Number:  0-16939

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                Exact name of registrant as specified in charter




   Colorado                                                    #84-1069504
   State of Organization                               IRS employer I.D. #


   9697 East Mineral Avenue, P. O. Box 3309, Englewood, Colorado 80155-3309
                    Address of principal executive office


                                (303) 792-9191
                        Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                              No ____

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                     ASSETS

                                                                                 June 30,             December 31,
                                                                                   1995                  1994
                                                                               -----------            -----------
CASH                                                                           $   142,894            $   171,944

TRADE ACCOUNTS RECEIVABLE, less allowance for
  doubtful receivables of $6,769 and $9,238 at
  June 30, 1995 and December 31, 1994, respectively                                156,466                130,642

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                        14,886,730             14,257,087
  Less - accumulated depreciation                                               (5,791,749)            (5,220,117)
                                                                               -----------            -----------
                                                                                 9,094,981              9,036,970

  Franchise costs, net of accumulated amortization
    of $7,329,886 and $6,667,352 at June 30, 1995 and
    December 31, 1994, respectively                                              7,038,315              7,700,849
  Subscriber lists, net of accumulated amortization
    of $2,712,763 and $2,485,523 at June 30, 1995 and
    December 31, 1994, respectively                                                554,586                781,826
  Noncompete agreements, net of accumulated amortization
    of $670,905 and $592,741 at June 30, 1995 and
    December 31, 1994, respectively                                                109,663                187,827
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization of
    $287,377 and $262,527 at June 30, 1995 and
    December 31, 1994, respectively                                              1,739,065              1,763,915
                                                                               -----------            -----------
     Total investment in cable
           television properties                                                18,536,610             19,471,387

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $112,296 and $98,540 at June 30, 1995
  and December 31, 1994, respectively                                               16,148                 29,904

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                         48,916                 61,222
                                                                               -----------            -----------
     Total assets                                                              $18,901,034            $19,865,099
                                                                               ===========            ===========

            The accompanying notes to unaudited financial statements
             are an integral part of these unaudited balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                                                                   June 30,            December 31,
                                                                                     1995                 1994
                                                                                 -----------           -----------
LIABILITIES:
  Credit facility and capitalized lease
    obligations                                                                  $11,014,004           $10,787,551
  Accounts payable to Jones Intercable, Inc.                                          14,526                44,786
  Trade accounts payable and accrued liabilities                                     318,435               403,916
  Accrued distributions to partners                                                  312,500                    --
  Subscriber prepayments and deposits                                                 53,219                52,811
                                                                                 -----------           -----------
          Total liabilities                                                       11,712,684            11,289,064
                                                                                 -----------           -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                                                1,000                 1,000
    Distributions                                                                    (84,948)              (78,698)
    Accumulated deficit                                                              (64,306)              (56,679)
                                                                                 -----------           -----------
                                                                                    (148,254)             (134,377)
                                                                                 -----------           -----------
  Limited Partners -
    Contributed capital, net of related commissions, syndication costs and interest (51,276 units outstanding at
      June 30, 1995 and December 31, 1994)                                        21,875,852            21,875,852
    Distributions                                                                 (8,409,930)           (7,791,180)
    Accumulated deficit                                                           (6,129,318)           (5,374,260)
                                                                                 -----------           -----------
                                                                                   7,336,604             8,710,412
                                                                                 -----------           -----------
          Total partners' capital (deficit)                                        7,188,350             8,576,035
                                                                                 -----------           -----------
          Total liabilities and partners'
              capital (deficit)                                                  $18,901,034           $19,865,099
                                                                                 ===========           ===========


            The accompanying notes to unaudited financial statements
             are an integral part of these unaudited balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                        For The Three Months                For The Six Months
                                                           Ended June 30,                      Ended June 30,
                                                    ----------------------------         -------------------------
                                                       1995              1994               1995          1994
                                                    ----------        ----------         ----------     ----------
REVENUES                                            $1,721,473        $1,595,331         $3,373,938     $3,160,103

COSTS AND EXPENSES:
  Operating expenses                                   795,688           745,652          1,665,010      1,556,081
  Management fees and allocated administrative
    costs from the General Partner                     205,294           208,688            427,967        420,224
  Depreciation and amortization                        795,271           765,812          1,591,419      1,533,735
                                                    ----------        ----------         ----------     ----------
OPERATING LOSS                                         (74,780)         (124,821)          (310,458)      (349,937)
                                                    ----------        ----------         ----------     ----------
OTHER INCOME (EXPENSE):
  Interest expense                                    (235,940)         (184,211)          (447,423)      (362,807)
  Other, net                                            (5,869)          (11,330)            (4,804)       (10,620)
                                                    ----------        ----------         ----------     ----------
NET LOSS                                            $ (316,589)       $ (320,362)        $ (762,685)    $ (723,364)
                                                    ----------        ----------         ----------     ----------
ALLOCATION OF NET LOSS:
  General Partner                                   $   (3,166)       $   (3,204)        $   (7,627)    $   (7,234)
                                                    ==========        ==========         ==========     ==========
  Limited Partners                                  $ (313,423)       $ (317,158)        $ (755,058)    $ (716,130)
                                                    ==========        ==========         ==========     ==========
NET LOSS PER LIMITED
  PARTNER UNIT                                      $    (6.11)       $    (6.19)        $   (14.73)    $   (13.97)
                                                    ==========        ==========         ==========     ==========
WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNER UNITS
  OUTSTANDING                                           51,276            51,276             51,276         51,276
                                                    ==========        ==========         ==========     ==========

            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                    For The Six Months
                                                                                       Ended June 30,
                                                                               -----------------------------
                                                                                  1995               1994
                                                                               ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $ (762,685)        $ (723,364)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                           1,591,419          1,533,735
        Decrease (increase) in trade accounts receivable, net                     (25,824)             5,464
        Decrease (increase) in deposits, prepaid expenses and
          other assets                                                             12,306            (25,804)
        Decrease in trade accounts payable and accrued
          liabilities and subscriber prepayments
          and deposits                                                            (98,316)           (18,689)
        Increase (decrease) in advances from Jones Intercable, Inc.               (30,260)           232,475
                                                                               ----------         ----------
         Net cash provided by operating activities                                686,640          1,003,817
                                                                               ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                           (629,643)          (657,647)
                                                                               ----------         ----------
         Net cash used in investing activities                                   (629,643)          (657,647)
                                                                               ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in accrued distributions                                  312,500           (372,916)
    Distributions to partners                                                    (625,000)                --
    Repayment of borrowings                                                       (28,546)           (14,460)
    Proceeds from borrowings                                                      254,999                 --
                                                                               ----------         ----------
         Net cash used in financing activities                                    (86,047)          (387,376)
                                                                               ----------         ----------
INCREASE (DECREASE) IN CASH                                                       (29,050)           (41,206)

CASH, AT BEGINNING OF PERIOD                                                      171,944             87,972
                                                                               ----------         ----------
CASH, AT END OF PERIOD                                                         $  142,894         $   46,766
                                                                               ==========         ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest Paid                                                                $  465,037         $  324,279
                                                                               ==========         ==========

            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at June 30, 1995 and December 31, 1994, and its results of operations and cash flows for the three and six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Intercable manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and six month periods ended June 30, 1995 were $86,073 and $168,697, respectively, as compared to $79,767 and $158,005, respectively, for the three and six month periods ended June 30, 1994.

        The Partnership reimburses the General Partner for certain allocated general and administrative expenses. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $119,221 and $259,270 for the three and six month periods ended June 30, 1995, respectively, as compared to $128,921 and $262,219 for the three and six month periods ended June 30, 1994, respectively.

(3) A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership suspended quarterly distributions to the partners in 1994 because the Partnership had no borrowing capacity under its previous credit facility and needed funds from cash flow to pay for capital additions. Because the Partnership renegotiated its credit facility in late 1994, it can to some extent use borrowings to fund capital expenditures and the Partnership will attempt to provide some level of distributions to the partners in the future.

The Partnership declared distributions to be paid to the partners in the amount of $312,500 for each of the three month periods ended March 31, 1995 and June 30, 1995. The distributions were primarily from first and second quarter 1995 cash flows. The first quarter distribution was paid in May 1995 and the second quarter distribution will be paid in August 1995.

(4) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             FINANCIAL CONDITION


        For the six months ended June 30, 1995, the Partnership generated cash from operating activities totaling $686,640, which is available to fund capital expenditures and non-operating costs. During the first six months of 1995, the Partnership purchased plant and equipment for its cable television systems totaling approximately $630,000. Approximately 36 percent of these expenditures were for service drops to homes. Approximately 30 percent were for plant extensions. The remainder of these expenditures were for various enhancements throughout all of the Partnership's cable television systems. The capital expenditures were funded primarily from cash flow from operations and borrowings from the Partnership's revolving credit facility. Anticipated capital expenditures for the remainder of 1995 are estimated to be approximately $514,000, and will be financed primarily from cash flow from operations and borrowings from the Partnership's credit facility. It is estimated that approximately 56 percent of these expenditures will be for upgrades to cable television plant, approximately 33 percent for service drops to homes and approximately 11 percent for plant extensions.

        In September 1994, the Partnership renegotiated the terms of its credit facility to extend the revolving credit period and to increase the amount available to $14,000,000 to provide the Partnership with a source of funding for capital expenditures. The then-outstanding principal balance on the revolving credit facility will convert on December 31, 1996 to a term loan with a final maturity date of December 31, 1999. At June 30, 1995, $10,900,000 was outstanding, leaving $3,100,000 for future borrowings. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 3/8 percent or London Interbank Offered Rate plus 1-3/8 percent. The effective interest rates on outstanding obligations as of June 30, 1995 and 1994 were 7.4 percent and 5.6 percent, respectively.

        A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership suspended quarterly distributions to the partners in 1994 because the Partnership had no borrowing capacity under its previous credit facility and needed funds from cash flow to pay for capital additions. Because the Partnership renegotiated its credit facility in late 1994, it can to some extent use borrowings to fund capital expenditures and the Partnership will attempt to provide some level of distributions to the partners in the future. The Partnership declared distributions to be paid to the partners in the amount of $312,500 for each of the three month periods ended March 31, 1995 and June 30, 1995. The distributions were primarily from first and second quarter 1995 cash flows. The first quarter distribution was paid in May 1995 and the second quarter distribution will be paid in August 1995.

        The General Partner presently believes cash flow from operations and available borrowings from the Partnership's revolving credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership over the near-term.


                            RESULTS OF OPERATIONS

        Revenues of the Partnership increased $126,142, or approximately 8 percent, to $1,721,473 for the three months ended June 30, 1995 from $1,595,331 for the three months ended June 30, 1994. Revenues of the Partnership increased $213,835, or approximately 7 percent, to $3,373,938 for the six month period ended June 30, 1995 from $3,160,103 for the comparable period in 1994. These increases in revenue were primarily the result of increases in the number of basic subscribers and advertising revenues. An increase in the number of basic subscribers accounted for approximately 52 and 56 percent, respectively, of the increase and an increase in advertising revenues accounted for approximately 29 and 30 percent, respectively, of the increase for the three and six month periods ended June 30, 1995.

        Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

        Operating expenses increased $50,036, or approximately 7 percent, to $795,688 for the three months ended June 30, 1995 to $745,652 for the three months ended June 30, 1994. Operating expenses represented approximately 46 percent and 47 percent, respectively, of revenues for the three month periods ended June 30, 1995 and 1994. Of this total increase in operating expenses, programming costs increased approximately $39,000, representing approximately 78 percent of the total increase. Operating expenses increased $108,929, or approximately 7 percent, to $1,665,010 for the six month period ended June 30, 1995 to $1,556,081 for the comparable period in 1994. Of this total increase in operating expenses, programming costs increased approximately $77,000, representing approximately 70 percent of the total increase. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

        Management fees and allocated administrative costs from the General Partner decreased $3,394, or approximately 2 percent, to $205,294 for the quarter ended June 30, 1995 from $208,688 for the similar period in 1994. This decrease was primarily due to a decrease in allocated expenses from the General Partner. Management fees and allocated administrative costs from the General Partner increased $7,743, or approximately 2 percent from $427,967 for the six month period ended June 30, 1995 to $420,224 for the similar period in 1994. This increase was primarily due to an increase in revenues, upon which such fees and allocations are based, which was partially offset by a decrease in allocated expenses from the General Partner.

        Depreciation and amortization expense increased $29,459, or approximately 4 percent, to $795,271 for the quarter ended June 30, 1995 from $765,812 for the comparable 1994 period. Depreciation and amortization expense increased $57,684, or approximately 4 percent, to $1,591,419 for the six month period ended June 30, 1995 from $1,533,735 for the comparable period in 1994. The increase was a result of capital additions during 1995.

        Operating loss decreased $50,041, or approximately 40 percent, to $74,780 for the three months ended June 30, 1995 from $124,821 for the comparable 1994 period. Operating loss decreased $39,479, or approximately 11 percent, to $310,458 for the six months ended June 30, 1995 from $349,937 for the similar period in 1994. The decreases were the result of the increases in revenues exceeding the increases in operating expenses, management fees and allocated administrative expenses from the General Partner and depreciation and amortization expense. Operating income before depreciation and amortization expense increased $79,500, or approximately 12 percent, to $720,491 for the three months ended June 30, 1995, from $640,991 for the three months ended June 30, 1994. Operating income before depreciation and amortization expense increased $97,163, or approximately 8 percent to $1,280,961 for the six month period ended June 30, 1995 from $1,183,798 for the similar 1994 period. These increases were due to the increases in revenues, operating expenses and management fees and allocated administrative expenses from the General Partner.

        Interest expense increased $51,729, or approximately 28 percent, to $235,940 for the three month period ended June 30, 1995 from $184,211 for the three month period ended June 30, 1994. Interest expense increased $84,616, or approximately 23 percent, to $447,423 for the six month period ended June 30, 1995 from $362,807 for the three month period ended June 30, 1994. This increase was primarily the result of higher effective interest rates on interest bearing obligations.

        Net loss increased $3,773, or approximately 1 percent to $316,589 for the three month period ended June 30, 1995 from $320,362 for the three month period ended June 30, 1994. Net loss increased $39,321, or approximately 5 percent to $762,685 for the six month period ended June 30, 1995 from $723,364 for the six month period ended June 30, 1994. These losses were the result of the factors discussed above and are expected to continue in the future.

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



                                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                                 BY:  JONES INTERCABLE, INC.
                                      General Partner


                                 By:  /S/ Kevin P. Coyle
                                      ---------------------------------------
                                      Group Vice President/Finance
                                      (Principal Financial Officer)



Dated:  August 11, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
- -----------                  -------------------                           ----

    27                     Financial Data Schedule