Form 10-Q
period 1995-09-30
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1995-11-14
CIK 840119

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   September 30, 1995
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

                      Commission File Number:  0-16939

                JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in charter

Colorado                                                             #84-1069504
--------------------------------------------------------------------------------
State of Organization                                        IRS employer I.D. #

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

                          UNAUDITED BALANCE SHEETS

                                   ASSETS

                                                                              September 30,          December 31,
                                                                                   1995                  1994
                                                                              -------------          ------------
CASH                                                                           $   178,563           $   171,944

TRADE ACCOUNTS RECEIVABLE, less allowance for
  doubtful receivables of $18,632 and $9,238 at
  September 30, 1995 and December 31, 1994, respectively                           141,701               130,642

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                        15,263,449            14,257,087
  Less - accumulated depreciation                                               (6,068,077)           (5,220,117)
                                                                               -----------           -----------

                                                                                 9,195,372             9,036,970

  Franchise costs, net of accumulated amortization
    of $7,661,153 and $6,667,352 at September 30, 1995 and
    December 31, 1994, respectively                                              6,707,048             7,700,849
  Subscriber lists, net of accumulated amortization
    of $2,826,383 and $2,485,523 at September 30, 1995 and
    December 31, 1994, respectively                                                440,966               781,826
  Noncompete agreements, net of accumulated amortization
    of $709,987 and $592,741 at September 30, 1995 and
    December 31, 1994, respectively                                                 70,581               187,827
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization of
    $299,802 and $262,527 at September 30, 1995 and
    December 31, 1994, respectively                                              1,726,640             1,763,915
                                                                               -----------           -----------

     Total investment in cable
           television properties                                                18,140,607            19,471,387

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $119,174 and $98,540 at September 30, 1995
  and December 31, 1994, respectively                                                9,270                29,904

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                         58,194                61,222
                                                                               -----------           -----------

     Total assets                                                              $18,528,335           $19,865,099
                                                                               ===========           ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                                                                September 30,          December 31,
                                                                                    1995                  1994
                                                                                -------------          ------------
LIABILITIES:
  Credit facility and capitalized lease
    obligations                                                                  $11,417,301           $10,787,551
  Accounts payable to Jones Intercable, Inc.                                               -                44,786
  Trade accounts payable and accrued liabilities                                     301,463               403,916
  Accrued distributions to partners                                                  312,500                     -
  Subscriber prepayments and deposits                                                 49,200                52,811
                                                                                 -----------           -----------

          Total liabilities                                                       12,080,464            11,289,064
                                                                                 -----------           -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                                                1,000                 1,000
    Distributions                                                                    (88,073)              (78,698)
    Accumulated deficit                                                              (68,586)              (56,679)
                                                                                 -----------           -----------

                                                                                    (155,659)             (134,377)
                                                                                 -----------           -----------

  Limited Partners -
    Contributed capital, net of related commissions, syndication costs and interest (51,276 units outstanding at
      September 30, 1995 and December 31, 1994)                                   21,875,852            21,875,852
    Distributions                                                                 (8,719,305)           (7,791,180)
    Accumulated deficit                                                           (6,553,017)           (5,374,260)
                                                                                 -----------           -----------

                                                                                   6,603,530             8,710,412
                                                                                 -----------           -----------

          Total partners' capital (deficit)                                        6,447,871             8,576,035
                                                                                 -----------           -----------

          Total liabilities and partners'
              capital (deficit)                                                  $18,528,335           $19,865,099
                                                                                 ===========           ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                      For the Three Months              For the Nine Months
                                                       Ended September 30,               Ended September 30,
                                                  ---------------------------        --------------------------
                                                     1995             1994              1995           1994
                                                  ----------       ----------        -----------    -----------
REVENUES                                          $1,724,483       $1,638,782        $ 5,098,421    $ 4,798,885

COSTS AND EXPENSES:
  Operating expenses                                 908,207          792,223          2,573,217      2,348,304
  Management fees and allocated administrative
    costs from the General Partner                   226,902          204,370            654,869        624,594
  Depreciation and amortization                      794,531          765,811          2,385,950      2,299,546
                                                  ----------       ----------        -----------    -----------

OPERATING LOSS                                      (205,157)        (123,622)          (515,615)      (473,559)
                                                  ----------       ----------        -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                  (224,025)        (191,630)          (671,448)      (554,437)
  Other, net                                           1,203              517             (3,601)       (10,103)
                                                  ----------       ----------        -----------    -----------

NET LOSS                                          $ (427,979)      $ (314,735)       $(1,190,664)   $(1,038,099)
                                                  ==========       ==========        ===========    ===========

ALLOCATION OF NET LOSS:
  General Partner                                 $   (4,280)      $   (3,147)       $   (11,907)   $   (10,381)
                                                  ==========       ==========        ===========    ===========

  Limited Partners                                $ (423,699)      $ (311,588)       $(1,178,757)   $(1,027,718)
                                                  ==========       ==========        ===========    ===========

NET LOSS PER LIMITED
  PARTNER UNIT                                    $    (8.25)      $    (6.07)       $    (22.98)   $    (20.04)
                                                  ==========       ==========        ===========    ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNER UNITS
  OUTSTANDING                                         51,276           51,276             51,276         51,276
                                                  ==========       ==========        ===========    ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                              -------------------------------
                                                                                 1995                1994
                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $(1,190,664)        $(1,038,099)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                           2,385,950           2,299,546
        Increase in trade accounts receivable, net                                (11,059)           (124,104)
        Increase in deposits, prepaid expenses and other assets                   (25,146)            (50,290)
        Decrease in trade accounts payable and accrued
          liabilities and subscriber prepayments
          and deposits                                                           (106,064)            (26,598)
        Decrease in advances from Jones Intercable, Inc.                          (44,786)           (394,475)
                                                                              -----------         -----------

         Net cash provided by operating activities                              1,008,231             665,980
                                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment, net                                       (1,006,362)           (979,901)
                                                                              -----------         -----------

         Net cash used in investing activities                                 (1,006,362)           (979,901)
                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in accrued distributions                                  312,500            (372,916)
    Distributions to partners                                                    (937,500)                  -
    Repayment of borrowings                                                       (40,501)            (23,969)
    Proceeds from borrowings                                                      670,251             700,000
                                                                              -----------         -----------

         Net cash provided by financing activities                                  4,750             303,115
                                                                              -----------         -----------

INCREASE (DECREASE) IN CASH                                                         6,619             (10,806)

CASH, AT BEGINNING OF PERIOD                                                      171,944              87,972
                                                                              -----------         -----------

CASH, AT END OF PERIOD                                                        $   178,563         $    77,166
                                                                              ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest Paid                                                               $   704,034         $   532,481
                                                                              ===========         ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at September 30, 1995 and December 31, 1994, and its results of operations for the three and nine month periods ended September 30, 1995 and 1994 and its cash flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) On September 5, 1995, the Partnership entered into two asset purchase agreements pursuant to which it agreed to sell the Lake Geneva System and the Ripon System to Intercable for a sales price of $6,345,667 for the Lake Geneva System and a sales price of $3,712,667 for the Ripon System. The sales price for each of the Lake Geneva System and the Ripon System represents the average of three separate independent appraisals of the fair market value of the Lake Geneva System and the Ripon System, respectively. Intercable has assigned its rights and obligations under the asset purchase agreements to Jones Cable Holdings, Inc., a Colorado corporation that is a wholly owned subsidiary of Intercable. After its acquisition of the Lake Geneva System and the Ripon System, Jones Cable Holdings, Inc. intends to convey these systems, together with other cable television systems that it owns and/or will acquire, to Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television system operator, in return for which Time Warner will convey to Jones Cable Holdings, Inc. the cable television systems serving communities in and around Savannah, Georgia. The closings of Lake Geneva System and Ripon System sales are not contingent upon the closing of the Time Warner exchange.

         The closings of the sales of the Lake Geneva System and the Ripon System are expected to occur during the first half of 1996. No vote of limited partners is required in connection with this transaction because the Lake Geneva System and the Ripon System individually and collectively do not represent the sale of all or substantially all of the Partnership's assets. Pursuant to the terms of the Partnership's current credit agreement, distribution of the proceeds from the sales of the Lake Geneva System and the Ripon System is not permitted, and the proceeds must be applied to reducing the Partnership's outstanding indebtedness. The Partnership will attempt to refinance its credit agreement to permit a distribution to its limited partners of a portion of the proceeds from the sales of the Lake Geneva System and the Ripon System. There can be no assurance, however, that the Partnership's credit facility will be refinanced and thus there can be no assurance of a distribution to the limited partners of any portion of the sales proceeds.
The pro forma effect of the sale of the Lake Geneva System and the Ripon
System on the results of the Partnership's operations for the nine month periods ended September 30, 1995 and 1994, assuming the transaction had occurred at the beginning of the periods, is presented in the following unaudited tabulation:

                                                          For the Nine Months Ended September 30, 1995
                                                          --------------------------------------------
                                                                             Pro Forma
                                                          As Reported       Adjustments     Pro Forma
                                                          ------------      -----------     ----------
         Revenues                                         $ 5,098,421       $(1,524,220)    $3,574,201
                                                          ===========       ===========     ==========

         Operating Income (Loss)                          $  (515,615)      $   494,920     $  (20,695)
                                                          ===========       ===========     ==========

         Net Income (Loss)                                $(1,190,664)      $   622,611     $ (568,053)
                                                          ===========       ===========     ==========
                                                          For the Nine Months Ended September 30, 1994
                                                          --------------------------------------------
                                                                             Pro Forma
                                                          As Reported       Adjustments     Pro Forma
                                                          ------------      -----------     ----------
         Revenues                                         $ 4,798,885       $(1,451,797)    $3,347,088
                                                          ===========       ===========     ==========

         Operating Income (Loss)                          $  (473,559)      $   397,826     $  (75,733)
                                                          ===========       ===========     ==========

         Net Income (Loss)                                $(1,038,099)      $   923,741     $ (114,358)
                                                          ===========       ===========     ==========

(3) Intercable manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and nine month periods ended September 30, 1995 were $86,224 and $254,921, respectively, compared to $81,939 and $239,944, respectively, for the three and nine month periods ended September 30, 1994.

         The Partnership reimburses the General Partner for certain allocated general and administrative expenses. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $140,678 and $399,948 for the three and nine month periods ended September 30, 1995, respectively, compared to $122,431 and $384,650 for the three and nine month periods ended September 30, 1994, respectively.

(4) A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership declared distributions to be paid to the partners in the amount of $312,500 for each of the three month periods ended March 31, 1995, June 30, 1995 and September 30, 1995. The distributions were primarily from first, second and third quarter 1995 cash flows. The first quarter distribution was paid in May 1995, the second quarter distribution was paid in August 1995 and the third quarter distribution will be paid in November 1995.

(5) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              FINANCIAL CONDITION


         For the nine months ended September 30, 1995, the Partnership generated cash from operating activities totaling $1,014,481, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1995, the Partnership purchased plant and equipment for its cable television systems totaling approximately $1,006,000. Approximately 33 percent of these expenditures were for service drops to homes.
Approximately 33 percent were for plant extensions. The remainder of these expenditures were for various enhancements throughout all of the Partnership's cable television systems. The capital expenditures were funded primarily from cash flow from operations and borrowings from the Partnership's revolving credit facility. Anticipated capital expenditures for the remainder of 1995 are estimated to be approximately $137,000, and will be financed primarily from cash flow from operations and borrowings from the Partnership's credit facility. It is estimated that approximately 54 percent of these expenditures will be for upgrades to cable television plant and approximately 45 percent for service drops to homes.

         In September 1994, the Partnership renegotiated the terms of its credit facility to extend the revolving credit period and to increase the amount available to $14,000,000 to provide the Partnership with a source of funding for capital expenditures. The then-outstanding principal balance on the revolving credit facility will convert on December 31, 1996 to a term loan with a final maturity date of December 31, 1999. At September 30, 1995, $11,300,000 was outstanding, leaving $2,700,000 for future borrowings. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 3/8 percent or London Interbank Offered Rate plus 1-3/8 percent. The effective interest rates on outstanding obligations as of September 30, 1995 and 1994 were 7.1 percent and 6.2 percent, respectively.

         A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership declared distributions to be paid to the partners in the amount of $312,500 for each of the three month periods ended March 31, 1995, June 30, 1995 and September 30, 1995. The distributions were primarily from first, second and third quarter 1995 cash flows. The first quarter distribution was paid in May 1995, the second quarter distribution was paid in August 1995 and the third quarter distribution will be paid in November 1995.

         The General Partner presently believes cash flow from operations and available borrowings from the Partnership's revolving credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership over the near-term.

         On September 5, 1995, the Partnership entered into two asset purchase agreements pursuant to which it agreed to sell the Lake Geneva System and the Ripon System to Intercable for a sales price of $6,345,667 for the Lake Geneva System and a sales price of $3,712,667 for the Ripon System. The sales price for each of the Lake Geneva System and the Ripon System represents the average of three separate independent appraisals of the fair market value of the Lake Geneva System and the Ripon System, respectively. Intercable has assigned its rights and obligations under the asset purchase agreements to Jones Cable Holdings, Inc., a Colorado corporation that is a wholly owned subsidiary of Intercable. After its acquisition of the Lake Geneva System and the Ripon System, Jones Cable Holdings, Inc. intends to convey these systems, together with other cable television systems that it owns and/or will acquire, to Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television system operator, in return for which Time Warner will convey to Jones Cable Holdings, Inc. the cable television systems serving communities in and around Savannah, Georgia. The closings of Lake Geneva System and Ripon System sales are not contingent upon the closing of the Time Warner exchange.

         The closings of the sales of the Lake Geneva System and the Ripon System are expected to occur during the first half of 1996. No vote of limited partners is required in connection with this transaction because the Lake Geneva System and the Ripon System individually and collectively do not represent the sale of all or substantially all of the Partnership's assets. Pursuant to the terms of the Partnership's current credit agreement, distribution of the proceeds from the sales of the Lake Geneva System and the Ripon System is not permitted, and the proceeds must be applied to reducing the Partnership's outstanding indebtedness. The Partnership will attempt to refinance its credit agreement to permit a distribution to its limited partners of a portion of the proceeds from the sales of the Lake Geneva System and the Ripon System. There can be no assurance, however, that the Partnership's credit facility will be refinanced and thus there can be no assurance of a distribution to the limited partners of any portion of the sales proceeds. Refer to Note 2 of the Notes to Unaudited Financial Statements for the pro forma effect of the sale of the Lake Geneva System and the Ripon System on the results of the Partnership's operations for the nine month periods ended September 30, 1995 and 1994, assuming the transaction had occurred at the beginning of the periods.

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Partnership has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Partnership's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Partnership.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $85,701, or approximately 5 percent, to $1,724,483 for the three months ended September 30, 1995 from $1,638,782 for the three months ended September 30, 1994. Revenues of the Partnership increased $299,536, or approximately 6 percent, to $5,098,421 for the nine month period ended September 30, 1995 from $4,798,885 for the comparable period in 1994. These increases in revenue were primarily the result of increases in the number of basic subscribers. An increase in the number of basic subscribers accounted for approximately 95 and 67 percent, respectively, of the increase for the three and nine month periods ended September 30, 1995. The number of basic subscribers increased by 1,149 subscribers, to 19,877 at September 30, 1995 from 18,728 at September 30, 1994. No other individual factor significantly affected the increase in revenues.

          Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $115,984, or approximately 15 percent, to $908,207 for the three months ended September 30, 1995 to $792,223 for the three months ended September 30, 1994. Operating expenses represented approximately 53 percent and 49 percent, respectively, of revenues for the three month periods ended September 30, 1995 and 1994. Of this total increase in operating expenses, programming expenses increased approximately $71,586, representing approximately 62 percent of the total increase. Operating expenses increased $224,913, or approximately 9 percent, to $2,573,217 for the nine month period ended September 30, 1995 to $2,348,304 for the comparable period in 1994. Of this total increase in operating expenses, programming costs increased approximately $113,958, representing approximately 51 percent of the total increase. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

         Management fees and allocated administrative costs from the General Partner increased $22,532, or approximately 11 percent, to $226,902 for the quarter ended September 30, 1995 from $204,370 for the similar period in 1994. Management fees and allocated administrative costs from the General Partner increased $30,275, or approximately 5 percent from $654,869 for the nine month period ended September 30, 1995 to $624,594 for the similar period in 1994. These increases were primarily due to increases in revenues, upon which such management fees are based, as well as increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, a portion of which is allocated to the Partnership.

         Depreciation and amortization expense increased $28,720, or approximately 3 percent, to $794,531 for the quarter ended September 30, 1995 from $765,811 for the comparable 1994 period. Depreciation and amortization expense increased $86,404, or approximately 4 percent, to $2,385,950 for the nine month period ended September 30, 1995 from $2,299,546 for the comparable period in 1994. The increase was a result of capital additions during 1995.

         Operating loss increased $81,535, or approximately 66 percent, to $205,157 for the three months ended September 30, 1995 from $123,622 for the comparable 1994 period. Operating loss increased $42,056, or approximately 9 percent, to $515,615 for the nine months ended September 30, 1995 from $473,559 for the similar period in 1994. The increases were the result of the increases in operating expenses, management fees and allocated administrative expenses from the General Partner and depreciation and amortization expense exceeding the increases in revenues.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense decreased $52,815, or approximately 8 percent, to $589,374 for the three months ended September 30, 1995, from $642,189 for the three months ended September 30, 1994. This decrease was due to the increases in operating expenses and management fees and allocated administrative costs from the General Partner exceeding the increase in revenues. Operating income before depreciation and amortization expense increased $44,348, or approximately 2 percent to $1,870,335 for the nine month period ended September 30, 1995 from $1,825,987 for the similar 1994 period. This increase was due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated administrative expenses from the General Partner.

         Interest expense increased $32,395, or approximately 17 percent, to $224,025 for the three month period ended September 30, 1995 from $191,630 for the three month period ended September 30, 1994. Interest expense increased $117,011, or approximately 21 percent, to $554,437 for the nine month period ended September 30, 1995 from $671,448 for the three month period ended September 30, 1994. This increase was primarily the result of higher effective interest rates on interest bearing obligations.

         Net loss increased $113,244, or approximately 36 percent to $427,979 for the three month period ended September 30, 1995 from $314,735 for the three month period ended September 30, 1994. Net loss increased $152,565, or approximately 15 percent to $1,190,664 for the nine month period ended September 30, 1995 from $1,038,099 for the nine month period ended September 30, 1994. These losses were the result of the factors discussed above and are expected to continue in the future.

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

                                    JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                                    BY:  JONES INTERCABLE, INC.
                                         General Partner


                                    By:  /S/ Kevin P. Coyle
                                         ---------------------------------------
                                         Group Vice President/Finance
                                         (Principal Financial Officer)


Dated:  November 14, 1995

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                          PAGE
------                        -------------------                          ----
27             Financial Data Schedule
