Form 10-K
period 1995-12-31
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1996-04-01
CIK 840119

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from    ________ to      ________

Commission file number:  0-16939

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                            84-1069504
         --------                                            ----------
   State of Organization                                     (IRS Employer
                                                          Identification No.)

  P.O. Box 3309, Englewood,
     Colorado 80155-3309                                    (303) 792-3111
- -------------------------------                             --------------
(Address of principal executive                      (Registrant's telephone no.
    office and Zip Code)                                 including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    -----


                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                    PART I.

                               ITEM 1.  BUSINESS

         THE PARTNERSHIP. Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Jones Spacelink Income/Growth Fund 1 Limited Partnership Program (the "Program"). Jones Intercable, Inc., a Colorado corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership owns the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo and Garrett and certain unincorporated areas of Wells, Allen, Noble, Adams and DeKalb Counties, all in the State of Indiana (the "Bluffton System"), the community of Ripon and adjacent areas of Fond-du-Lac County, Wisconsin (the "Ripon System"); and the community of Lake Geneva and adjacent areas of Walworth County, Wisconsin (the "Lake Geneva System"). The Bluffton System, the Ripon System and the Lake Geneva System may collectively hereinafter be referred to as the "Systems."

         A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership declared and paid a distribution of $1,250,000 in 1995. The Partnership had suspended quarterly distributions to the partners in 1994 because the Paratnership had no borrowing capacity under its previous credit facility and needed funds from cash flow to pay for capital expenditures. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding any specific level of future distributions.

         PROPOSED DISPOSITIONS OF CABLE TELEVISION SYSTEMS. On September 5, 1995, the Partnership entered into two asset purchase agreements pursuant to which it agreed to sell the Lake Geneva System and the Ripon System to the General Partner for a sales price of $6,345,667 for the Lake Geneva System and a sales price of $3,712,667 for the Ripon System. The sales prices for each of the Lake Geneva System and the Ripon System represent the average of three separate independent appraisals of the fair market value of the Lake Geneva System and the Ripon System, respectively. The General Partner has assigned its rights and obligations under the asset purchase agreements to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of the General Partner. The closings of the sales of the Lake Geneva System and the Ripon System are expected to occur in April 1996. No vote of limited partners is required in connection with these transactions because the Lake Geneva System and the Ripon System individually and collectively do not represent the sale of all or substantially all of the Partnership's assets. Pursuant to the terms of an amendment to the Partnership's credit agreement, the Partnership will be entitled to distribute $5,000,000 of the proceeds from the sales of the Lake Geneva System and the Ripon System to the limited partners, and the balance of the sale proceeds, approximately $5,058,000, will be applied to reducing the Partnership's outstanding indebtedness, which at December 31, 1995 totaled $11,605,582. As a result of the sales of the Lake Geneva System and the Ripon System and the amendment to the Partnership's credit agreement, the limited partners of the Partnership will receive $98 per unit or $195 for each $1,000 invested in the Partnership approximately one month after the closings of the sales. Once the Partnership has completed the distribution of the net proceeds from these pending sales, limited partners of the Partnership will have received a total of $550 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners. Because the limited partners have not yet received distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by them plus the 12 percent preferential return, the entire portion of the Partnership's distribution will be distributed to the limited partners.

         After its acquisition of the Lake Geneva System and the Ripon System, JCH intends to convey these systems, together with other cable television systems that it owns and/or will acquire, to Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television system operator, in return for which Time Warner will convey to JCH the cable television systems serving communities in and around Savannah, Georgia. The closings of the Lake Geneva System and the Ripon System sales are not contingent upon the closing of the Time Warner exchange.

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

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1995, the Systems' monthly basic service rates ranged from $7.76 to $11.00, monthly basic and tier ("basic plus") service rates ranged from $19.80 to $21.77 and monthly premium services ranged from $3.95 to $10.00 per premium service. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $4.66 to $40.00; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1995, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 74.8% of total revenues, premium service fees accounted for approximately 14% of total revenues, pay-per-view fees were approximately .2% of total revenues, advertising fees were approximately 3% of total revenues and the remaining 8% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

         FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation.

         The Partnership holds 22 franchises for the Systems. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The Partnership has never had a franchise revoked. The Partnership's franchise expiration dates currently range from November 1996 to December 2005. Because the Partnership intends to sell the Ripon System (see Item 1, Proposed Dispositions of Cable Television Systems), the Partnership does not intend to renew the City of Ripon franchise that will expire in December 1996. The renewal of this franchise will be the responsibility of the new owner. The Partnership is currently negotiating the renewal of the one franchise in the Bluffton System that will expire prior to December 31, 1996, and the General Partner has no reason to believe that such franchise will not be renewed in due course. The General Partner recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

         COMPETITION. Cable television systems currently experience competition from several sources. A potential source of significant competition is Direct Broadcast Satellite ("DBS") services that use video compression technology to increase channel capacity and provide packages of movies, network and other program services that are competitive with those of cable television systems. Two companies offering DBS services began operations in 1994, and two other companies offering DBS service recently began operations. In addition, a joint venture has won the right to provide a DBS service through a FCC spectrum auction. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that a number of DBS subscribers also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local video services programming not available through DBS service.

         Although neither the Partnership nor the General Partner has yet encountered competition from a telephone company providing video services as a cable operator or video dialtone operator, it is anticipated that the cable television systems owned or managed by the General Partner will face such competition in the near future. Legislation recently enacted into law will make it possible for companies with considerable resources to enter the business. For example, in February 1996, one of the regional Bell operating companies entered into an agreement to acquire the nation's third largest cable television company. In addition, several telephone companies have begun seeking cable television franchises from local governmental authorities as a consequence of litigation that successfully challenged the constitutionality of the cable television/telephone company cross-ownership rules. The General Partner cannot predict at this time when and to what extent telephone companies will provide cable television service within service areas in competition with cable television systems owned or managed by the General Partner.

         The General Partner is aware of the following imminent competition from telephone companies: Ameritech, one of the seven regional Bell operating companies, which provides telephone service in a multi-state region including Illinois, has just obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by a cable system owned by another one of the public limited partnerships managed by the General Partner. Ameritech also provides telephone service in the areas served by the Systems. Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic, another of the regional Bell operating companies, have announced their intention to build a cable television system in Alexandria, Virginia in competition with a cable television system owned by the General Partner. Bell Atlantic is preparing for the operation of a telecommunications and video business in northern Virginia, including the Alexandria metropolitan area. The FCC has granted GTE Virginia's application for authority to construct, operate, own and maintain video dialtone facilities in northern Virginia, including in the service area of a cable television system owned by the General Partner. To date, GTE has not begun construction of a video distribution system. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of the General Partner's owned and managed systems.

         Additional competition is present from several sources, including the following: Master Antenna Television and Satellite Master Antenna Television systems that serve multi-unit dwellings such as condominiums, apartment complexes, motels, hotels and private residential communities; private cable television/telephonic companies that have secured exclusive contracts to provide video and telephony services to multi-unit dwellings and similar complexes; and multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable which generally focus on providing service to residents of rural areas. In addition, the FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS") that would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology.

         REGULATION AND LEGISLATION. The cable industry is regulated under the Telecommunications Act of 1996 (the "1996 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the regulations implementing these statutes. The Federal Communications Commission (the "FCC") has promulgated regulations covering such areas as the registration of cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable and cable programming service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. In addition, cable operators periodically are required to file various informational reports with the FCC. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. State or local franchising authorities, as applicable, also have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. To the extent the cable television industry begins providing telephone service, additional state regulations will be applied to the cable television industry. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         The following is a summary of federal laws and regulations materially affecting the cable television industry, and a description of state and local laws with which the cable industry must comply.

         Telecommunications Act of 1996. The 1996 Act, which became law on February 28, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of small cable operators (those that provide service to 50,000 or fewer subscribers) effective immediately. The 1996 Act also revised the procedures for filing a cable programming service tier rate complaint and adds a new effective competition test.

         The most far-reaching changes in the communications business will result from the telephony provisions of the 1996 Act. The statute expressly preempts any legal barriers to competition in the local telephone business that previously existed in state and local laws and regulations. Many of these barriers had been lifted by state actions over the last few years, but the 1996 Act completes the task. The 1996 Act also establishes new requirements for maintaining and enhancing universal telephone service and new obligations for telecommunications providers to maintain privacy of customer information. The 1996 Act establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services. Due to limitations in the Partnership's limited partnership agreement relating to the types of business in which the Partnership can be engaged, the Partnership will not likely provide telephone local exchange services in its cable systems.

         The 1996 Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. The federal cross-ownership ban was particularly important to the cable industry because telephone companies already own certain facilities such as poles, ducts and associated rights of way. While this ban had been overturned by several courts, formal removal of the ban ended the last legal constraints on telephone company plans to enter the cable market. Under the 1996 Act, telephone companies in their capacity as common carriers now may lease capacity to others to provide cable television service. Telephone companies have the option of providing video service as cable operators or through "open video systems" ("OVS"), a regulatory regime that may provide more flexibility than traditional cable service. The 1996 Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators, such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act, are subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. (Under certain circumstances, cable operators also will be able to offer service through open video systems.) In addition, the 1996 Act eliminated the requirement that telephone companies file Section 214 applications (applications to provide video dialtone services) with the FCC before providing video service. This limits the opportunity of cable operators to mount challenges at the FCC regarding telephone company entry into the video market. The 1996 Act also contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and urban markets.

         Other parts of the 1996 Act also will affect cable operators. Under the 1996 Act, the FCC is required to revise the current pole attachment rate formula. This revision will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. The rates will be phased in after a five-year period. (Cable operators that provide only cable services will be unaffected.) Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to pass along any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming, and cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services. In addition, cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services, although these provisions already have been challenged in court, and the courts have preliminarily enjoined the enforcement of these content-based provisions.

         Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Act also repealed the 1992 Cable Act's anti-trafficking provision, which generally required the holding of cable television systems for three years.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC shortly will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

         Cable Television Consumer Protection and Competition Act of 1992. The 1992 Cable Act, which became effective on December 4, 1992, caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally mandated a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, became subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allowed the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner on behalf of the Partnership reduced rates charged for certain regulated services in the Partnership's cable systems effective September 1, 1993. These reductions resulted in some decrease in Partnership revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally required rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17 percent rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC recently requested some of these "low price" systems to complete cost study questionnaires. After review of these questionnaires, the FCC could decide to permanently defer any further rate reductions, or require the additional 7 percent rate roll back for some or all of these systems. The FCC has also adopted its proposed upgrade methodology by which operators would be permitted to recover the costs of upgrading their plant.

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

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, cable system operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5 percent mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5 percent mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price the NPT as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

         In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34 percent of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide
11.25 percent after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act, but ruled that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the date the 1992 Cable Act was passed through the initial date of rate regulation. The FCC has not yet implemented the court's ruling.

         There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act including its provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. On December 12, 1995, the three-judge federal district court again upheld the must-carry rules' validity. This decision has been appealed to the United States Supreme Court.

         In 1993, a federal district court upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional and these decisions have been appealed. The FCC's regulations relating to the carriage of indecent programming, which were recently upheld by the United States Court of Appeals for the District of Columbia, have been appealed to the United States Supreme Court.

         Franchising. The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the 1984 Cable Act that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise.
The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

         A provision of the 1996 Act preempts franchising authorities from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. A franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise.

         GENERAL. The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. Each of the Systems has had some subscribers who later terminated the service.
Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

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


                              ITEM 2.  PROPERTIES

         The cable television systems owned by the Partnership are described below:

              System                             Acquisition Date
              ------                             ----------------
              Bluffton System                    November 1988
              Ripon System                       March 1991
              Lake Geneva System                 March 1991

         The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service.
Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1995, the Bluffton System operated cable plant passing approximately 21,000 homes, representing an approximate 66% penetration rate, the Lake Geneva System operated cable plant passing approximately 5,300 homes, representing an approximate 69% penetration rate and the Ripon System operated cable plant passing approximately 2,500 homes, representing an approximate 97% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                           At December 31,
                                                            -----------------------------------------------
         BLUFFTON SYSTEM                                    1995                  1994                 1993
         ---------------                                    ----                  ----                 ----
         Monthly basic plus service rate                  $   21.77          $   21.77           $   21.77
         Basic subscribers                                   13,926             13,084              12,775
         Pay units                                            8,413              7,136               7,710

                                                                             At December 31,
                                                            -------------------------------------------
         LAKE GENEVA SYSTEM                                  1995              1994               1993
         ------------------                                 ------            ------             ------
         Monthly basic plus service rate                  $  19.90          $  20.70           $  21.13
         Basic subscribers                                   3,641             3,344              2,972
         Pay units                                           1,701             1,568              1,490

                                                                           At December 31,
                                                            ------------------------------------------
         RIPON SYSTEM                                        1995              1994              1993
         ------------                                       ------            ------            ------
         Monthly basic plus service rate                  $  20.90          $  19.50           $  21.73
         Basic subscribers                                   2,447             2,423              2,318
         Pay units                                             752               730                736


                           ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is a defendant in an action filed in September 1995 in the Circuit Court, Winnebago County, Wisconsin (95-CV-813BR1), by Midwest Dimensions, Inc. In such action, plaintiff has alleged that the Partnership falsely stated that the radio signals of plaintiff caused interference in the reception of cable television service received by subscribers to the cable system of the Partnership in the City of Ripon, Wisconsin. Plaintiff seeks damages, costs and disbursements in an unspecified amount, together with such further relief as the Court may find just and equitable, for the injuries allegedly incurred by the plaintiff by reason of such statements. The Partnership has filed an answer denying the material allegations of plaintiff's complaint. The matter is currently in discovery.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1996, the number of equity security holders in the Partnership was 2,314.

Item 6. Selected Financial Data


                                                           For the Year Ended December 31,
                                   ----------------------------------------------------------------------------
                                         1995            1994           1993           1992           1991
                                    --------------  -------------- -------------- -------------- --------------
Revenues                             $ 6,838,837     $ 6,440,941      $ 6,214,322   $ 5,797,797    $ 4,776,786
Depreciation and Amortization          3,161,861       3,074,711        3,161,687     3,069,420      2,750,778
Operating Loss                          (630,272)       (714,065)        (681,473)     (747,624)      (750,863)
Net Loss                              (1,495,469)     (1,459,114)      (1,328,059)   (1,356,392)    (1,154,431)
Net Loss per
  Limited Partnership Unit                (28.87)        (28.17)         (25.64)        (26.19)         (22.29)
Weighted average number of
  Limited Partner units outstanding       51,276          51,276           51,276        51,276         51,276
General Partner's Deficit               (161,832)       (134,377)        (119,786)      (88,533)       (57,101)
Limited Partners' Capital              5,992,398       8,710,412       10,154,935    13,248,990     16,360,840
Total Assets                          18,237,340      19,865,099       21,435,720    23,527,282     25,631,213
Credit Facility and Capitalized
  Lease Obligations                   11,605,582      10,787,551       10,058,100     9,386,632      8,421,101
General Partner Advances                       -          44,786          584,196       101,372         67,840


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         1995 Compared to 1994

         Revenues of the Partnership for the year ended December 31, 1995 totaled $6,838,837 compared to $6,440,941 in 1994, an increase of $397,896, or approximately 6 percent, over the amount reported in 1994. These increases in revenue were primarily the result of increases in the number of basic subscribers, which accounted for approximately 70 percent of the increase in revenues. The number of basic subscribers totaled 20,014 at December 31, 1995 compared to 18,851 at December 31, 1994, an increase of 1,163, or approximately 6 percent. Increases in advertising revenue accounted for approximately 20 percent of the increase in revenue. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $200,930, or approximately 6 percent, to $3,426,527 in 1995 from $3,225,597 in 1994. Operating expenses represented approximately 50 percent of revenues in each of 1995 and 1994, respectively.
Of the total net increase in operating expenses, subscriber related costs increased approximately $143,000 representing approximately 71 percent of the total increase. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

         Management fees and allocated administrative costs from the General Partner increased $26,023, or approximately 3 percent, to $880,721 in 1995 from $854,698 in 1994. This increase was primarily the result of increased revenues, upon which such management fees are based, as well as increases in allocated expenses from the General Partner.

         Depreciation and amortization expense increased $87,150, or approximately 3 percent, to $3,161,861 in 1995 from $3,074,711 in 1994. The increase was a result of capital additions during 1995.

         Operating loss decreased $83,793, or approximately 12 percent, to $630,272 in 1995 from $714,065 in 1994. This decrease was a result of the increases in revenues exceeding the increases in operating expenses, management fees and allocated administrative expenses from the General Partner and depreciation and amortization expense.

         The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $170,943, or approximately 7 percent, to $2,531,589 in 1995 from $2,360,646 in 1994. The increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated administrative expenses from the General Partner.

         Interest expense increased $135,126, or approximately 18 percent, to $870,843 in 1995 from $735,717 in 1994. This increase was primarily the result of higher outstanding balances and higher effective interest rates on interest bearing obligations during 1995.

         Net loss increased $36,355, or approximately 2 percent, to $1,495,469 in 1995 from $1,459,114 in 1994. This increase was primarily a result of the factors discussed above.

         1994 Compared to 1993

         Revenues of the Partnership for the year ended December 31, 1994 totaled $6,440,941, an increase of $226,619, or approximately 4 percent, over the amount reported in 1993. An increase in advertising revenues accounted for approximately 29 percent of the increase. Increases in premium channel revenue accounted for approximately 28 percent. The increase in revenues would have been greater if not for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 and February 1994, with which the Partnership complied, effective September 1993 and July 1994. No other individual factor was significant to the increase in revenues.

         Operating expenses increased $299,247, or approximately 10 percent, to $3,225,597 in 1994 from $2,926,350 in 1993. Operating expenses represented approximately 50 and 47 percent of revenues in 1994 and 1993, respectively. Of the total net increase in operating expenses, personnel costs increased approximately $127,000 representing approximately 42 percent of the total increase, and programming fees increased approximately $89,000, representing approximately 30 percent of the total increase. No other individual factor significantly affected the increase in operating expense for the periods discussed.

         Management fees and allocated administrative costs from the General Partner increased $46,940, or approximately 6 percent, to $854,698 in 1994 from $807,758 in 1993. This increase was primarily the result of increased revenues, upon which such management fees are based and an increase in allocated expenses from the General Partner in 1994.

         Depreciation and amortization expense decreased $86,976, or approximately 3 percent, to $3,074,711 in 1994 from $3,161,687 in 1993. The decrease was a result of maturation of a portion of the Partnership's tangible asset base.

         Operating loss increased $32,592, or approximately 5 percent, to $714,065 in 1994 from $681,473 in 1993. This increase was a result of the increases in operating expenses and management fees and allocated administrative costs from the General Partner exceeding the increase in revenues and decrease in depreciation and amortization.

         Operating income before depreciation and amortization decreased $119,568, or approximately 5 percent, to $2,360,646 in 1994 from $2,480,214 in
1993. The decrease was due to the increase in operating expenses and management fees and allocated administrative expenses from the General Partner exceeding the increases in revenues.

         Interest expense increased $106,811, or approximately 16 percent, to $735,717 in 1994 from $628,906 in 1993. This increase was primarily the result of higher effective interest rates on interest bearing obligations.

         Net loss increased $131,055, or approximately 10 percent, to $1,459,114 in 1994 from $1,328,059 in 1993. These losses were primarily a result of the factors discussed above.

FINANCIAL CONDITION

         During 1995, the Partnership generated cash from operating activities totaling $1,536,195, which is available to fund capital expenditures and non-operating costs. During 1995, the Partnership purchased plant and equipment for its cable television systems totaling approximately $1,275,000. Approximately 32 percent of these expenditures were for service drops to homes. Approximately 29 percent were for plant extensions. The remainder of these expenditures were for various enhancements throughout all of the Partnership's cable television systems. The capital expenditures were funded primarily from cash flow from operations and borrowings from the Partnership's revolving credit facility. Anticipated capital expenditures for 1996 are estimated to be approximately $957,800, and will be financed primarily from cash flow from operations and borrowings from the Partnership's credit facility. It is estimated that approximately 74 percent of these expenditures will be for upgrades to cable television plant and approximately 14 percent for service drops to homes.

         In September 1994, the Partnership renegotiated the terms of its credit facility to extend the revolving credit period and to increase the amount available to $14,000,000 to provide the Partnership with a source of funding for capital expenditures. In March 1996, the Partnership amended its credit facility such that, on the date of the sale of the Lake Geneva System and Ripon System, the amount of the credit facility will decrease to $8,000,000
and will have a final maturity date of December 31, 1997.    At December 31,
1995, $11,500,000 was outstanding; however, upon the sale of the Lake Geneva System and Ripon System, approximately $5,058,000 of the sale proceeds will be used to reduce the amount outstanding to approximately $6,442,000.
Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of December 31, 1995 and 1994 were 7.1 percent and 7.0 percent, respectively.

         A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership declared such distributions totaling $1,262,626 and $1,797,249 in 1995 and 1993, respectively. The Partnership suspended quarterly distributions to the partners in 1994 because the Partnership had no borrowing capacity under its previous credit facility and needed funds from cash flow to pay for capital additions. No determination has been made regarding the level of future quarterly cash distributions. The level of quarterly cash distributions, if any, will be determined on a quarter-by-quarter basis. As described below, the Partnership will distribute $5,000,000 of the proceeds from the sales of the Lake Geneva System and the Ripon System in the second quarter of 1996.

         The General Partner presently believes cash flow from operations and available borrowings from the Partnership's revolving credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership over the near-term.

         On September 5, 1995, the Partnership entered into two asset purchase agreements pursuant to which it agreed to sell the Lake Geneva System and the Ripon System to Intercable for a sales price of $6,345,667 for the Lake Geneva System and a sales price of $3,712,667 for the Ripon System. The sales prices for each of the Lake Geneva System and the Ripon System represent the average of three separate independent appraisals of the fair market value of the Lake Geneva System and the Ripon System, respectively. Intercable has assigned its rights and obligations under the asset purchase agreements to Jones Cable Holdings, Inc., a wholly owned subsidiary of Intercable. The closings of the sales of the Lake Geneva System and the Ripon System are expected to occur in April 1996. No vote of limited partners is required in connection with these transactions because the Lake Geneva System and the Ripon System individually and collectively do not represent the sale of all or substantially all of the Partnership's assets. Pursuant to the terms of an amendment to the Partnership's credit agreement, the Partnership will be entitled to distribute $5,000,000 of the proceeds from the sales of the Lake Geneva System and the Ripon System to the limited partners, and the balance of the sale proceeds, approximately $5,058,000, will be applied to reducing the Partnership's outstanding indebtedness, which at December 31, 1995 totaled $11,605,582. As a result of the sales of the Lake Geneva System and the Ripon System and the amendment to the Partnership's credit agreement, the limited partners of the Partnership will receive approximately $98 per unit or $195 for each $1,000 invested in the Partnership approximately one month after the closings of the sales. Once the Partnership has completed the distribution of the net proceeds from these pending sales, limited partners of the

Partnership will have received a total of $550 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners. Because these distributions have not yet returned to limited partners 100 percent of the capital contributed by them to the Partnership plus their preferred return, the General Partner is not entitled to receive a distribution on the sales of the Lake Geneva System and the Ripon System. Refer to Note 1 of the Notes to Financial Statements for the pro forma effect of the sale of the Lake Geneva System and the Ripon System on the results of the Partnership's operations for the years ended December 31, 1995 and 1994, assuming the transaction had occurred at the beginning of the periods.

REGULATION AND LEGISLATION

         The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including the Partnership effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership. See Item 1.

Item 8.  Financial Statements

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.

                             FINANCIAL STATEMENTS

                       AS OF DECEMBER 31, 1995 AND 1994

           AND FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                    INDEX

                                                                                            Page
                                                                                          --------
Report of Independent Public Accountants                                                     16

Balance Sheets                                                                               17

Statements of Operations                                                                     19

Statements of Partners' Capital (Deficit)                                                    20

Statements of Cash Flows                                                                     21

Notes to Financial Statements                                                                22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of Jones Spacelink Income/Growth Fund 1-A, Ltd.:

                 We have audited the accompanying balance sheets of Jones Spacelink Income/Growth Fund 1-A, Ltd. (a Colorado limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                         /s/ ARTHUR ANDERSEN LLP
                                                             ARTHUR ANDERSEN LLP



Denver, Colorado,
  April 1, 1996.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS


                                                                                              December 31,
                                                                                   ----------------------------------
                                                                                        1995                1994
                                                                                   --------------      --------------
CASH                                                                                $   313,553         $   171,944

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $14,206 and $9,238 at December 31, 1995
  and 1994, respectively                                                                226,616             130,642

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                             15,532,204          14,257,087
  Less- accumulated depreciation                                                     (6,366,025)         (5,220,117)
                                                                                     ----------          ----------

                                                                                      9,166,179           9,036,970

  Franchise costs, net of accumulated amortization
    of $7,992,420 and $6,667,352 at December 31, 1995
    and 1994, respectively                                                            6,375,781           7,700,849
  Subscriber lists, net of accumulated amortization
    of $2,911,398 and $2,485,523 at December 31, 1995
    and 1994, respectively                                                              355,951             781,826
  Noncompete agreements, net of accumulated amortization
    of $749,069 and $592,741 at December 31, 1995
    and 1994, respectively                                                               31,499             187,827
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $312,227 and $262,527
    at December 31, 1995 and 1994, respectively                                       1,714,215           1,763,915
                                                                                     ----------          ----------

          Total investment in cable
            television properties                                                    17,643,625          19,471,387

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $126,053 and $98,540 at
  December 31, 1995 and 1994, respectively                                                2,391              29,904

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                              51,155              61,222
                                                                                     ----------          ----------

          Total assets                                                              $18,237,340         $19,865,099
                                                                                     ==========          ==========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                           (A Limited Partnership)

                                BALANCE SHEETS

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                                                                               December 31,
                                                                                      -----------------------------
                                                                                          1995             1994
                                                                                      -------------    ------------
LIABILITIES:
  Credit facility and capitalized lease
    obligations                                                                       $11,605,582       $10,787,551
  Accounts payable to Jones Intercable, Inc.                                               -                 44,786
  Trade accounts payable and accrued liabilities                                          446,688           403,916
  Accrued distributions to partners                                                       315,657            -
  Subscriber prepayments and deposits                                                      51,473            52,811
                                                                                       ----------        ----------

          Total liabilities                                                            12,419,400        11,289,064
                                                                                       ----------        ----------

COMMITMENTS  AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                     1,000             1,000
    Distributions                                                                         (91,324)          (78,698)
    Accumulated deficit                                                                   (71,634)          (56,679)
                                                                                       ----------        ----------

                                                                                         (161,958)         (134,377)
                                                                                       ----------        ----------

  Limited Partners-
    Contributed capital, net of
      related commissions, syndication
      costs and interest (51,276 units
      outstanding at December 31, 1995
      and 1994)                                                                        21,875,852        21,875,852
    Distributions                                                                      (9,041,180)       (7,791,180)
    Accumulated deficit                                                                (6,854,774)       (5,374,260)
                                                                                       ----------        ----------

                                                                                        5,979,898         8,710,412
                                                                                       ----------        ----------

          Total partners' capital (deficit)                                             5,817,940         8,576,035
                                                                                       ----------        ----------

          Total liabilities and partners'
            capital (deficit)                                                         $18,237,340       $19,865,099
                                                                                       ==========        ==========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                                 For the Year Ended
                                                                                     December 31,
                                                               --------------------------------------------------------
                                                                    1995                 1994                 1993
                                                               --------------       --------------       --------------
REVENUES                                                        $ 6,838,837          $ 6,440,941          $ 6,214,322

COSTS AND EXPENSES:
  Operating expenses                                              3,426,527            3,225,597            2,926,350
  Management fees and allocated administrative
    costs from the General Partner                                  880,721              854,698              807,758
  Depreciation and amortization                                   3,161,861            3,074,711            3,161,687
                                                                 ----------           ----------           ----------

OPERATING LOSS                                                     (630,272)            (714,065)            (681,473)

OTHER INCOME (EXPENSE):
  Interest expense                                                 (870,843)            (735,717)            (628,906)
  Other, net                                                          5,646               (9,332)             (17,680)
                                                                 ----------           ----------           ----------

NET LOSS                                                        $(1,495,469)         $(1,459,114)         $(1,328,059)
                                                                 ===========          ===========          ===========

ALLOCATION OF NET LOSS:
  General Partner                                               $   (14,955)         $   (14,591)         $   (13,281)
                                                                 ===========          ===========          ===========

  Limited Partners                                              $(1,480,514)         $(1,444,523)         $(1,314,778)
                                                                 ===========          ===========          ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                              $    (28.87)         $    (28.17)         $    (25.64)
                                                                 ===========          ===========          ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNER UNITS
  OUTSTANDING                                                        51,276               51,276               51,276
                                                                 ===========          ===========          ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                     For the Year Ended
                                                                        December 31,
                                                    ----------------------------------------------------
                                                          1995             1994                1993
                                                     --------------   --------------      --------------
GENERAL PARTNER:
  Balance, beginning of year                        $    (134,377)    $    (119,786)     $      (88,533)
  Distributions                                           (12,626)                -             (17,972)
  Net loss for the year                                   (14,955)          (14,591)            (13,281)
                                                     ------------      ------------       -------------

  Balance, end of year                              $    (161,958)    $    (134,377)     $     (119,786)
                                                     ============      ============       =============

LIMITED PARTNERS:
  Balance, beginning of year                        $   8,710,412     $  10,154,935      $   13,248,990
  Distributions                                        (1,250,000)           -               (1,779,277)
  Net loss for the year                                (1,480,514)       (1,444,523)         (1,314,778)
                                                     ------------      ------------       -------------

  Balance, end of year                              $   5,979,898     $   8,710,412      $   10,154,935
                                                     ============      ============       =============



                 The accompanying notes to financial statements
                   are an integral part of these statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                   For the Year Ended
                                                                                      December 31,
                                                                --------------------------------------------------------
                                                                      1995                 1994               1993
                                                                ----------------     ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (1,495,469)         $(1,459,114)       $(1,328,059)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                                    3,161,861            3,074,711          3,161,687
      Decrease (increase) in trade accounts receivable, net              (95,974)             (17,228)            18,384
      Decrease (increase) in deposits, prepaid expenses
        and other assets                                                 (21,402)             (42,484)             2,531
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments
        and deposits                                                      41,434               71,368            (27,317)
      Increase (decrease) in advances from Jones Intercable, Inc.        (44,786)            (539,410)           482,824
                                                                     -----------           ----------         ----------

    Net cash provided by operating activities                          1,545,664            1,087,843          2,310,050
                                                                     -----------           ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                             (1,275,117)          (1,360,406)        (1,098,158)
                                                                     -----------           ----------         ----------

    Net cash used in investing activities                             (1,275,117)          (1,360,406)        (1,098,158)
                                                                     -----------           ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in accrued distributions                           315,657             (372,916)           (93,229)
  Distributions to partners                                           (1,262,626)               -             (1,797,249)
  Repayment of borrowings                                                (52,220)            (183,194)           (19,314)
  Proceeds from borrowings                                               870,251              912,645            690,782
                                                                     -----------           ----------         ----------

    Net cash provided by (used in) financing activities                 (128,938)             356,535         (1,219,010)
                                                                     -----------           ----------         ----------

INCREASE (DECREASE) IN CASH                                              141,609               83,972             (7,118)

CASH, BEGINNING OF YEAR                                                  171,944               87,972             95,090
                                                                     -----------           ----------         ----------

CASH, END OF YEAR                                                   $    313,553          $   171,944        $    87,972
                                                                     ===========           ==========         ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $    875,993          $   666,291        $   648,668
                                                                     ===========           ==========         ==========


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

         Proposed Cable Television System Sales

         On September 5, 1995, the Partnership entered into two asset purchase agreements pursuant to which it agreed to sell the Lake Geneva System and the Ripon System to Intercable for a sales price of $6,345,667 for the Lake Geneva System and a sales price of $3,712,667 for the Ripon System. The sales prices for each of the Lake Geneva System and the Ripon System represent the average of three separate independent appraisals of the fair market value of the Lake Geneva System and the Ripon System, respectively. Intercable has assigned its rights and obligations under the asset purchase agreements to Jones Cable Holdings, Inc., a wholly owned subsidiary of Intercable. The closings of the sales of the Lake Geneva System and the Ripon System are expected to occur in April 1996. No vote of limited partners is required in connection with these transactions because the Lake Geneva System and the Ripon System individually and collectively do not represent the sale of all or substantially all of the Partnership's assets. Pursuant to the terms of an amendment to the Partnership's credit agreement, the Partnership will be entitled to distribute $5,000,000 of the proceeds from the sales of the Lake Geneva System and the Ripon System to the limited partners, and the balance of the sale proceeds, approximately $5,058,000, will be applied to reducing the Partnership's outstanding indebtedness, which at December 31, 1995 totaled $11,605,582. As a result of the sales of the Lake Geneva System and the Ripon System and the amendment to the Partnership's credit agreement, the limited partners of the Partnership will receive approximately $98 per unit or $195 for each $1,000 invested in the Partnership approximately one month after the closings of the sales. Once the Partnership has completed the distribution of the net proceeds from these pending sales, limited partners of the Partnership will have received a total of $550 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners. Because these distributions have not yet returned to limited partners 100 percent of the capital contributed by them to the Partnership plus their preferred return, the General Partner is not entitled to receive a distribution on the sales of the Lake Geneva and the Ripon System.

         The pro forma effect of the sale of the Lake Geneva System and the Ripon System on the results of the Partnership's operations for the years ended December 31, 1995 and 1994, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                                             For the Year Ended December 31, 1995
                                                         --------------------------------------------

                                                                           Pro Forma
                                                         As Reported      Adjustments      Pro Forma
                                                         -----------      -----------      ----------
        Revenues                                        $  6,838,837      $ (2,040,590)   $ 4,798,247
                                                         ===========       ===========     ==========

        Operating Income (Loss)                         $   (630,272)     $    631,609    $     1,337
                                                         ===========       ===========     ==========

        Net Loss                                        $ (1,459,469)     $    983,771    $  (511,698)
                                                         ===========       ===========     ==========

                                                             For the Year Ended December 31, 1994
                                                         --------------------------------------------

                                                                            Pro Forma
                                                         As Reported       Adjustments     Pro Forma
                                                         -----------       -----------     ----------
        Revenues                                        $  6,440,941      $ (1,936,958)   $ 4,503,983
                                                          ==========       ===========     ==========

        Operating Loss                                  $   (714,065)     $    574,811    $  (139,254)
                                                         ==========        ===========     ==========

        Net Loss                                        $ (1,459,114)     $    930,885    $  (528,229)
                                                         ==========        ===========     ==========

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         Accounting Records

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Property, Plant and Equipment

         Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated service lives:

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

         Intangible Assets

         Costs assigned to intangible assets are being amortized using the straight-line method over the following estimated useful lives:

         Franchise costs                                          4 -15   years
         Subscriber lists                                         6 - 7   years
         Noncompete agreements                                        4   years
         Costs in excess of interests in net assets purchased        35   years

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1995 and 1994, consisted of the following:

                                                                     1995                    1994
                                                                 -----------             ------------
                 Cable distribution systems                      $14,239,443              $13,094,377
                 Equipment and tools                                 553,762                  496,075
                 Office furniture and equipment                      188,054                  186,435
                 Buildings                                            23,574                   22,572
                 Vehicles                                            469,371                  399,628
                 Land                                                 58,000                   58,000
                                                                  ----------                ---------

                                                                  15,532,204               14,257,087
                                                                  ----------                ---------

                 Less- accumulated depreciation                   (6,366,025)              (5,220,117)
                                                                  ----------                ---------

                                                                 $ 9,166,179               $ 9,036,970
                                                                  ==========                ==========

(4)      DEBT:

         At December 31, 1995 and 1994, debt consisted of the following:

                                                                     1995                    1994
                                                                 -------------           ------------
          Revolving credit and term loan facility                  $11,500,000             $10,700,000
          Capital lease obligations                                    105,582                  87,551
                                                                    ----------              ----------

                                                                   $11,605,582             $10,787,551
                                                                    ==========              ==========

         In September 1994, the Partnership renegotiated the terms of its credit facility to extend the revolving credit period and to increase the amount available to $14,000,000 to provide the Partnership with a source of funding for capital expenditures. In March 1996, the Partnership amended its credit facility such that, on the date of the sale of the Lake Geneva System and Ripon System, the amount of the credit facility will decrease to $8,000,000
and will have a final maturity date of December 31, 1997.    At December 31,
1995, $11,500,000 was outstanding; however, upon the sale of the Lake Geneva System and Ripon System, approximately $5,058,000 of the sale proceeds will be used to reduce the amount outstanding to approximately $6,442,000.
Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of December 31, 1995 and 1994 were 7.1 percent and 7.0 percent, respectively.

         Estimated maturities of the term loan and capital lease obligations for the five years in the period ended December 31, 2000 and thereafter are as follows:



              1996                                        $    31,675
              1997                                            606,675
              1998                                          1,181,675
              1999                                          9,785,557
              2000                                             -
              Thereafter                                       -
                                                           ----------

                                                          $11,605,582
                                                           ==========

         At December 31, 1995, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(5)      SIGNIFICANT TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES:

         Management Fees, Distribution Ratios and Reimbursements

         The General Partner manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the years ended December 31, 1995, 1994 and 1993 were $341,942, $322,047 and $310,716, respectively.

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

         The Partnership reimburses the General Partner and certain of its subsidiaries for certain allocated general and administrative expenses. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relation services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $538,779, $532,651 and $497,042 for the years ended December 31, 1995,
1994 and 1993, respectively.

         The Partnership was charged interest during 1995, 1994 and 1993 at average interest rates of approximately 10.5 percent, 10 percent and 5 percent, respectively, per annum on the amounts due the General Partner, which approximated the General Partner's weighted average cost of borrowing. Total interest charged to the Partnership by the General Partner was $9,243, $24,392 and $3,167 for the years ended December 31, 1995, 1994 and 1993, respectively.

         Payments to/from Affiliates for Programming Services

         The Partnership receives programming from Product Information Network, Superaudio, Mind Extension University and Jones Computer Network, all of which are affiliates of the General Partner.

         Payments to Superaudio by the Partnership for the years ended December 31, 1995, 1994 and 1993 totaled $11,632, $11,575 and $11,098, respectively.
Payments to Mind Extension University, for the years ended December 31, 1995, 1994 and 1993 totaled $12,439, $10,339 and $6,649, respectively. Payments to Jones Computer Network, which initiated service in 1994, for the years ended December 31, 1995 and 1994 totaled $4,868 and $310, respectively.

         The Partnership receives a commission from Product Information Network, based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership for the years ended December 31, 1995 and 1994 totaling $1,871 and $461, respectively.

(6)      DISTRIBUTIONS FROM CASH FLOW:

         A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership declared such distributions totaling $1,262,626 and $1,797,249 in 1995 and 1993, respectively. The Partnership suspended quarterly distributions to the partners in 1994 because the Partnership had no borrowing capacity under its previous credit facility and needed funds from cash flow to pay for capital additions. No determination has been made regarding the level of future quarterly cash distributions. The level of quarterly cash distributions, if any, will be determined on a quarter-by-quarter basis.

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

(8)      COMMITMENTS AND CONTINGENCIES

         The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $73,344, $71,355 and $59,241, respectively, for the years ended December 31, 1995, 1994 and 1993. Future minimum lease payments as of December 31, 1995, under noncancelable operating leases for each of the five years in the period ending December 31, 2000, and thereafter are as follows:


                 1996                                         $ 64,830
                 1997                                           57,180
                 1998                                           47,180
                 1999                                           41,694
                 2000                                           22,798
                 Thereafter                                     18,433
                                                               -------

                                                              $252,115
                                                               =======

(9)       SUPPLEMENTARY PROFIT AND LOSS INFORMATION:

         Supplementary profit and loss information for the respective years are presented below:

                                                                             Year Ended December 31,
                                                                ----------------------------------------------
                                                                    1995             1994             1993
                                                                ------------     ------------     ------------
          Maintenance and repairs                                 $    55,247      $   42,864     $   50,567
                                                                   ==========       =========      =========

          Taxes, other than income and payroll taxes              $    99,201      $  108,962     $   93,457
                                                                   ==========       =========      =========

          Advertising                                             $    76,683      $   65,492     $   81,798
                                                                   ==========       =========      =========

          Depreciation of property, plant and equipment           $ 1,164,194      $1,061,624     $1,148,601
                                                                   ==========       =========      =========

          Amortization of intangible assets                       $ 1,997,667      $2,013,087     $2,013,086
                                                                   ==========       =========      =========

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

         Glenn R. Jones              66        Chairman of the Board and Chief Executive Officer
         Derek H. Burney             56        Vice Chairman of the Board
         James B. O'Brien            46        President and Director
         Ruth E. Warren              46        Group Vice President/Operations
         Kevin P. Coyle              44        Group Vice President/Finance
         Christopher J. Bowick       40        Group Vice President/Technology
         George H. Newton            61        Group Vice President/Telecommunications
         Timothy J. Burke            45        Group Vice President/Taxation/Administration
         Raymond L. Vigil            49        Group Vice President/Human Resources and Director
         Cynthia A. Winning          44        Group Vice President/Marketing
         Elizabeth M. Steele         44        Vice President/General Counsel/Secretary
         Larry W. Kaschinske         36        Controller
         Robert E. Cole              63        Director
         William E. Frenzel          67        Director
         Donald L. Jacobs            57        Director
         James J. Krejci             54        Director
         John A. MacDonald           42        Director
         Raphael M. Solot            62        Director
         Daniel E. Somers            48        Director
         Howard O. Thrall            48        Director
         Robert B. Zoellick          42        Director


         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate

Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

         Mr. Derek H. Burney was appointed a Director of the General Partner on December 20, 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

         Mr. George H. Newton joined the General Partner in January 1996 as Group Vice President/Telecommunications. Prior to joining the General Partner, Mr. Newton was President of his own consulting business, Clear Solutions, and since 1994 Mr. Newton has served as a Senior Advisor to Bell Canada International. From 1990 to 1993, Mr. Newton served as the founding Chief Executive Officer and Managing Director of Clear Communications, New Zealand, where he established an alternative telephone company in New Zealand. From 1964 to 1990, Mr. Newton held a wide variety of operational and business assignments with Bell Canada International.

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

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. Robert E. Cole was appointed a Director of the General Partner in March 1996. Mr. Cole is currently self-employed as a partner of First Variable Insurance Marketing and is responsible for marketing to National Association of Securities Dealers, Inc. licensed firms in northern California, Oregon, Washington and Alaska. From 1993 to 1995, Mr. Cole was the Director of Marketing for Lamar Life Insurance Company; from 1992 to 1993, Mr. Cole was Senior Vice President of PMI Inc., a third party lender serving the special needs of Corporate Owned Life Insurance (COLI) and from 1988 to 1992, Mr. Cole was the principal and co-founder of a specialty investment banking firm that provided services to finance the ownership and growth of emerging companies, productive assets and real property. Mr. Cole is a Certified Financial Planner and a former United States Naval Aviator.

         Mr. William E. Frenzel was appointed a Director of the General Partner on April 11, 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

         Mr. Donald L. Jacobs was appointed a Director of the General Partner on April 11, 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW. During his career, Mr. Jacobs served on several corporate, professional and civic boards.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of Jones Futurex, Inc., a subsidiary of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, and several of its subsidiaries engaged in the provision of telecommunications services until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

         Mr. John A. MacDonald was appointed a Director of the General Partner on November 8, 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc. Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

         Mr. Raphael M. Solot was appointed a Director of the General Partner
in March 1996.   Mr. Solot is an attorney licensed to practice law in the State of Colorado. Mr. Solot has practiced law in the State of Colorado as a sole practitioner since obtaining his Juris Doctor degree from the University of Colorado in 1964.

         Mr. Daniel E. Somers was initially appointed a Director of the General Partner on December 20, 1994. Mr. Somers resigned as a Director on December 31, 1995, at the time he was elected Chief Executive Officer of Bell Cablemedia. Mr. Somers was reinstated as a Director of the General Partner on February 2, 1996. From January 1992 to January 1995, Mr. Somers worked as senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Mr. Somers currently serves as Chief Executive Officer of Bell Cablemedia. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Howard O. Thrall was appointed a Director of the General Partner on March 6, 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Since September 1993, Mr. Thrall has served as Vice President of Sales, Asian Region, for World Airways, Inc. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also a management and international marketing consultant, having completed assignments with First National Net, Inc., Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners.

         Mr. Robert B. Zoellick was appointed a Director of the General Partner on April 11, 1995. Mr. Zoellick is Executive Vice President, General Counsel and Corporate Secretary of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany and the Overseas Development Council.

         Derek H. Burney, John A. MacDonald and Daniel E. Somers are directors of the General Partner. Reports by these persons with respect to the ownership of limited partnership interests in the Partnership required by Section 16(a) of the Securities Exchange Act of 1934, as amended, were not filed within the required time. None of these individuals own any limited partnership interests in the Partnership.


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

         The General Partner charges a management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses.
These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

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

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership. During the year ended December 31, 1995, the Partnership received revenues from PIN of $1,871.

         The charges to the Partnership for related party transactions are as follows for the periods indicated:


Jones Spacelink Income/Growth Fund 1-A, Ltd.                             At December 31,
- --------------------------------------------         -------------------------------------------------------
                                                          1995                 1994                 1993
                                                          ----                 ----                 ----
Management fees                                      $    341,942         $     322,047        $     310,716
Allocation of expenses                                    538,779               532,657              497,042
Interest expense                                            9,243                24,392                3,167
Amount of advances outstanding                                -0-                44,786              584,196
Highest amount of advances outstanding                     30,144               816,671              984,476
Programming fees:
        Superaudio                                         11,632                11,575               11,098
        Mind Extension University                          12,439                10,339                6,649
        Jones Computer Network                              4,868                   310                  -0-

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

             10.1.20 Copy of franchise and related documents granting a cable television system franchise for the Town of Linn, Wisconsin. (2)

             10.1.21 Copy of franchise and related documents granting a cable television system franchise for the Town of Lyons, Wisconsin. (2)

             10.1.22 Copy of franchise and related documents granting a cable television system franchise for the City of Ripon, Wisconsin. (2)

             10.1.23 Copy of franchise and related documents granting a cable television system franchise for the Town of Ripon, Wisconsin. (2)

             10.2.1 Credit and Security Agreement dated as of March 6, 1991 among Jones Spacelink Income/Growth Fund 1-A, Ltd. and Credit Lyonnais New York Branch, as agent for various lenders. (3)

             10.2.2 Amendment No. 2 dated as of September 30, 1994 to the Credit and Security Agreement dated as of March 6, 1991 among Jones Spacelink Income/Growth Fund 1-A, Ltd. and Credit Lyonnais New York Branch, as agent for various lenders. (6)

             10.2.3 Amendment No. 3 dated as of December 16, 1994 to the Credit and Security Agreement dated as of March 6, 1991 among Jones Spacelink Income/Growth Fund 1-A, Ltd. and Credit Lyonnais New York Branch, as agent for various lenders. (6)

             10.2.4 Amendment No. 4 dated as of March 28, 1996 to the Credit and Security Agreement dated as of March 6, 1991 among Jones Spacelink Income/Growth Fund 1-A, Ltd. and Credit Lyonnais New York Branch, as agent for various lender.

             10.3.1 Asset Purchase Agreement dated September 5, 1995 between Jones Spacelink Income/Growth Fund 1-A, Ltd. and Jones Intercable, Inc. relating to the Ripon System. (5)

             10.3.2 Asset Purchase Agreement dated September 5, 1995 between Jones Spacelink Income/Growth Fund 1-A, Ltd. and Jones Intercable, Inc. relating to the Lake Geneva System. (5)

             27            Financial Data Schedule

         __________

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

             (4) Incorporated by reference from the Partnership's Current Report on Form 8-K dated January 11, 1991.

             (5) Incorporated by reference from the Partnership's Current Report on Form 8-K dated September 11, 1995.

             (6) Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended 12/31/94.

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

                                        JONES SPACELINK INCOME/
                                        GROWTH FUND 1-A, LTD.
                                        a Colorado limited partnership
                                        By:  Jones Intercable, Inc.


                                        By:  /s/ GLENN R. JONES
                                             ----------------------------------
                                             Glenn R. Jones
                                             Chairman of the Board and Chief
Dated:       March 25, 1996                  Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By:  /s/ GLENN R. JONES
                                             ----------------------------------
                                             Glenn R. Jones
                                             Chairman of the Board and Chief
                                             Executive Officer
Dated:       March 25, 1996                  (Principal Executive Officer)


                                        By:  /s/ KEVIN P. COYLE
                                             ----------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
Dated:       March 25, 1996                  (Principal Financial Officer)


                                        By:  /s/ LARRY KASCHINSKE
                                             ----------------------------------
                                             Larry Kaschinske
                                             Controller
Dated:       March 25, 1996                  (Principal Accounting Officer)


                                        By:  /s/ JAMES B. O'BRIEN
                                             ----------------------------------
                                             James B. O'Brien
Dated:       March 25, 1996                  President and Director


                                        By:  /s/ RAYMOND L. VIGIL
                                             ----------------------------------
                                             Raymond L. Vigil
Dated:       March 25, 1996                  Group Vice President and Director


                                        By:  /s/ DEREK H. BURNEY
                                             ----------------------------------
                                             Derek H. Burney
Dated:       March 25, 1996                  Director

                                        By:
                                             ----------------------------------
                                             Robert E. Cole
Dated:                                       Director


                                        By:  /s/ WILLIAM E. FRENZEL
                                             ----------------------------------
                                             William E. Frenzel
Dated:       March 25, 1996                  Director


                                        By:  /s/ DONALD L. JACOBS
                                             ----------------------------------
                                             Donald L. Jacobs
Dated:       March 25, 1996                  Director


                                        By:  /s/ JAMES J. KREJCI
                                             ----------------------------------
                                             James J. Krejci
Dated:       March 25, 1996                  Director


                                        By:  /s/ JOHN A. MACDONALD
                                             ----------------------------------
                                             John A. MacDonald
Dated:       March 25, 1996                  Director


                                        By:
                                             ----------------------------------
                                             Raphael M. Solot
Dated:                                       Director


                                        By:  /s/ DANIEL E. SOMERS
                                             ----------------------------------
                                             Daniel E. Somers
Dated:       March 25, 1996                  Director


                                        By:  /s/ HOWARD O. THRALL
                                             ----------------------------------
                                             Howard O. Thrall
Dated:       March 25, 1996                  Director


                                        By:  /s/ ROBERT B. ZOELLICK
                                             ----------------------------------
                                             Robert B. Zoellick
Dated:       March 25, 1996                  Director

                                 EXHIBIT INDEX

Exhibit
Number                                Exhibit Description                        Page
- -------                               -------------------                        ----
4.1           Limited Partnership Agreement for Jones Spacelink
              Income/Growth Fund 1-A, Ltd.  (1)

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

Exhibit
Number                                Exhibit Description                        Page
- -------                               -------------------                        ----
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

10.2.2        Amendment No. 2 dated as of September 30, 1994 to the
              Credit and Security Agreement dated as of March 6, 1991
              among Jones Spacelink Income/Growth Fund 1-A, Ltd. and
              Credit Lyonnais New York Branch, as agent for various
              lenders.  (6)

10.2.3        Amendment No. 3 dated as of December 16, 1994 to the Credit and Security Agreement dated as of March 6, 1991 among
              Jones Spacelink Income/Growth Fund 1-A, Ltd. and Credit
              Lyonnais New York Branch, as agent for various lenders.
              (6)

10.2.4        Amendment No. 4 dated as of March 28, 1996 to the Credit and
              Security Agreement dated as of March 6, 1991 among Jones
              Spacelink Income/Growth Fund 1-A, Ltd. and Credit Lyonnais
              New York Branch, as agent for various lender.

10.3.1        Asset Purchase Agreement dated September 5, 1995 between
              Jones Spacelink Income/Growth Fund 1-A, Ltd. and Jones
              Intercable, Inc. relating to the Ripon System.  (5)

10.3.2        Asset Purchase Agreement dated September 5, 1995 between
              Jones Spacelink Income/Growth Fund 1-A, Ltd. and Jones
              Intercable, Inc. relating to the Lake Geneva System.  (5)

27            Financial Data Schedule


__________

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

(4) Incorporated by reference from the Partnership's Current Report on Form 8-K dated January 11, 1991.

(5) Incorporated by reference from the Partnership's Current Report on Form 8-K dated September 11, 1995.

(6) Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended 12/31/94.