Form 10-Q
period 1996-03-31
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1996-05-15
CIK 840119

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 1996
                                  --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                    ASSETS
                                    ------

                                                          March 31,     December 31,
                                                             1996           1995
                                                         -----------    ------------
CASH                                                     $    77,106    $   313,553

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $12,586 and $14,206 at
  March 31, 1996 and December 31, 1995, respectively         160,449        226,616

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                  15,872,971     15,532,204
  Less - accumulated depreciation                         (6,674,899)    (6,366,025)
                                                         -----------    -----------

                                                           9,198,072      9,166,179

  Franchise costs and other intangible assets, net of
    accumulated amortization of $12,368,110 at
    March 31, 1996 and $11,965,114 at
    December 31, 1995, respectively                        8,074,450      8,477,446
                                                         -----------    -----------

      Total investment in cable
        television properties                             17,272,522     17,643,625

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                  108,329         53,546
                                                         -----------    -----------

      Total assets                                       $17,618,406    $18,237,340
                                                         ===========    ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

                                                                     March 31,     December 31,
                                                                        1996           1995
                                                                    -----------    ------------

LIABILITIES:
  Credit facility and capitalized lease
    obligations                                                     $11,594,444    $11,605,582
  Accounts payable to Jones Intercable, Inc.                            111,692              -
  Trade accounts payable and accrued liabilities                        380,234        446,688
  Accrued distributions to partners                                     315,657        315,657
  Subscriber prepayments and deposits                                    55,778         51,473
                                                                    -----------    -----------

            Total liabilities                                        12,457,805     12,419,400
                                                                    -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                                   1,000          1,000
    Distributions                                                       (94,481)       (91,324)
    Accumulated deficit                                                 (75,051)       (71,634)
                                                                    -----------    -----------

                                                                       (168,532)      (161,958)
                                                                    -----------    -----------

  Limited Partners -
    Contributed capital, net of related commissions, syndication costs and interest (51,276 units outstanding at
      March 31, 1996 and December 31, 1995)                          21,875,852     21,875,852
    Distributions                                                    (9,353,680)    (9,041,180)
    Accumulated deficit                                              (7,193,039)    (6,854,774)
                                                                    -----------    -----------

                                                                      5,329,133      5,979,898
                                                                    -----------    -----------

            Total partners' capital (deficit)                         5,160,601      5,817,940
                                                                    -----------    -----------

            Total liabilities and partners'
              capital (deficit)                                     $17,618,406    $18,237,340
                                                                    ===========    ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                    For The Three Months
                                                      Ended March 31,
                                                  -----------------------
                                                     1996         1995
                                                  ----------   ----------

REVENUES                                          $1,753,490   $1,652,465

COSTS AND EXPENSES:
  Operating expenses                                 917,661      869,322
  Management fees and allocated administrative
    costs from the General Partner                   206,912      222,673
  Depreciation and amortization                      717,582      796,148
                                                  ----------   ----------

OPERATING LOSS                                       (88,665)    (235,678)
                                                  ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                  (252,958)    (211,483)
  Other, net                                             (59)       1,065
                                                  ----------   ----------

NET LOSS                                          $ (341,682)  $ (446,096)
                                                  ==========   ==========

ALLOCATION OF NET LOSS:
  General Partner                                 $   (3,417)  $   (4,461)
                                                  ==========   ==========

  Limited Partners                                $ (338,265)  $ (441,635)
                                                  ==========   ==========

NET LOSS PER LIMITED
  PARTNER UNIT                                        $(6.60)      $(8.61)
                                                  ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNER UNITS
  OUTSTANDING                                         51,276       51,276
                                                  ==========   ==========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                        For The Three Months
                                                                          Ended March 31,
                                                                       ---------------------
                                                                          1996        1995
                                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $(341,682)  $(446,096)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                    717,582     796,148
        Decrease in trade accounts receivable, net                        66,167       8,371
        Decrease (increase) in deposits, prepaid expenses and
          other assets                                                   (60,495)      2,554
        Decrease in trade accounts payable and accrued
          liabilities and subscriber prepayments
          and deposits                                                   (62,149)   (101,800)
        Increase (decrease) in advances from Jones Intercable, Inc.      111,692     (14,642)
                                                                       ---------   ---------

          Net cash provided by operating activities                      431,115     244,535
                                                                       ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                             (340,767)   (200,674)
                                                                       ---------   ---------

          Net cash used in investing activities                         (340,767)   (200,674)
                                                                       ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in accrued distributions                                          -     312,500
    Distributions to partners                                           (315,657)   (312,500)
    Repayment of borrowings                                              (11,138)    (16,941)
                                                                       ---------   ---------

          Net cash used in financing activities                         (326,795)    (16,941)
                                                                       ---------   ---------

INCREASE (DECREASE) IN CASH                                             (236,447)     26,920

CASH, AT BEGINNING OF PERIOD                                             313,553     171,944
                                                                       ---------   ---------

CASH, AT END OF PERIOD                                                 $  77,106   $ 198,864
                                                                       =========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest Paid                                                        $ 246,668   $ 231,431
                                                                       =========   =========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    --------c-------------------------------


(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at March 31, 1996 and December 31, 1995, and its results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership, a Colorado limited partnership, was formed on May 12, 1988, pursuant to a public offering of limited partner interests. Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the general partner and manager of the Partnership. Intercable and certain of its subsidiaries also own and operate cable television systems for their own account and for the account of other managed limited partnerships.

     The Partnership owns and operates the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo and Garett, and the unincorporated areas of Wells, Allen, Noble, Adams and DeKalb Counties, all in the State of Indiana (the "Bluffton systems"). In addition, the Partnership owns the cable television system serving the communities of Lake Geneva and areas of Walworth County, all in the State of Wisconsin (the "Lake Geneva System") and the cable television system serving the communities of Ripon and areas of Fond-du-Lac County, all in the State of Wisconsin (the "Ripon System"). As discussed below, the Lake Geneva System and the Ripon System were sold on April 11, 1996.

(2) On April 11, 1996, the Partnership sold to Jones Cable Holdings, Inc., a wholly owned subsidiary of Intercable, the Lake Geneva System for a purchase price of $6,345,667, subject to normal closing adjustments, and the Ripon System for a purchase price of $3,712,667, subject to normal closing adjustments. The purchase prices were determined by averaging three separate independent appraisals of each of the cable television systems sold. No vote of the limited partners of the Partnership was required in connection with these transactions because the sales of the Lake Geneva System and the Ripon System, individually and collectively, did not represent the sale of all or substantially all of the Partnership's assets. Pursuant to the terms of an amendment to the Partnership's credit agreement, the Partnership distributed $5,000,000 of the proceeds from the sales of the Lake Geneva System and the Ripon System to the limited partners, and the balance of the sale proceeds, approximately $5,058,000, has been applied to reducing the Partnership's outstanding indebtedness, which at March 31, 1996 totaled $11,594,444. The limited partners of the Partnership received, in April 1996, approximately $98 per unit, or $195 for each $1,000 invested in the Partnership. Limited partners of the Partnership have received a total of $560 for each $1,000 invested in the Partnership taking into account the prior distributions to limited partners. Because these distributions have not yet returned to limited partners 100 percent of the capital contributed by them to the Partnership plus their preferred return, the General Partner was not entitled to receive a distribution on the sales of the Lake Geneva and the Ripon System.

     The pro forma effect of the sale of the Lake Geneva System and the Ripon System on the results of the Partnership's operations for the periods ended March 31, 1996 and 1995, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                  For the Period Ended March 31, 1996
                                 -------------------------------------
                                                Pro Forma
                                 As Reported   Adjustments  Pro Forma
                                 -----------   -----------  ----------

     Revenues                    $1,753,490     $(509,946)  $1,243,544
                                 ==========     =========   ==========

     Operating Income (Loss)     $  (88,665)    $ 177,232   $   88,567
                                 ==========     =========   ==========

     Net Loss                    $ (341,682)    $ 224,007   $ (117,675)
                                 ==========     =========   ==========

                                  For the Period Ended March 31, 1995
                                 -------------------------------------
                                                Pro Forma
                                 As Reported   Adjustments  Pro Forma
                                 -----------   -----------  ----------

     Revenues                    $1,652,465     $(487,549)  $1,164,916
                                 ==========     =========   ==========

     Operating Loss              $ (235,678)    $ 178,021   $  (57,657)
                                 ==========     =========   ==========

     Net Loss                    $ (446,096)    $ 274,236   $ (171,860)
                                 ==========     =========   ==========

(3) Intercable manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three month periods ended March 31, 1996 and 1995 were $87,675 and $82,608, respectively.

     The Partnership reimburses the General Partner for certain allocated general and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its subsidiaries with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Included in the costs allocated from the General Partner and certain of its subsidiaries are expenses allocated to the General Partner from affiliated entities for information processing and certain other administrative services. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $119,237 and $140,065 for the three month periods ended March 31, 1996 and 1995, respectively.

(4) A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership declared such distribution to be paid to the partners in the amount of $315,657 for the three months ended March 31, 1996. The distribution was primarily from the first quarter 1996 cash flow. The first quarter distribution will be paid in May 1996. The Partnership will continue quarterly cash distributions; however, the level of such distributions will be determined on a quarter-by-quarter basis.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

FINANCIAL CONDITION
- -------------------

     For the three months ended March 31, 1996, the Partnership generated cash from operating activities totaling $431,115, which is available to fund capital expenditures and non-operating costs. During the first three months of 1996, the Partnership purchased plant and equipment for its cable television systems totaling approximately $341,000. Approximately 43 percent of these expenditures were for service drops to homes. Approximately 29 percent were for plant extensions. The remainder of these expenditures were for various enhancements throughout all of the Partnership's cable television systems. The capital expenditures were funded primarily from cash flow from operations. Anticipated capital expenditures for the remainder of 1996 are estimated to be approximately $646,000, and will be financed primarily from borrowings from the Partnership's credit facility. It is estimated that approximately 35 percent of these expenditures will be for service drops to homes, approximately 38 percent for plant extensions.

     On April 11, 1996, the Partnership sold to Jones Cable Holdings, Inc., a wholly owned subsidiary of Intercable, the Lake Geneva System for a purchase price of $6,345,667, subject to normal closing adjustments, and the Ripon System for a purchase price of $3,712,667, subject to normal closing adjustments. The purchase prices were determined by averaging three separate independent appraisals of each of the cable television systems sold. No vote of the limited partners of the Partnership was required in connection with these transactions because the sales of the Lake Geneva System and the Ripon System, individually and collectively, did not represent the sale of all or substantially all of the Partnership's assets. Pursuant to the terms of an amendment to the Partnership's credit agreement, the Partnership distributed $5,000,000 of the proceeds from the sales of the Lake Geneva System and the Ripon System to the limited partners, and the balance of the sale proceeds, approximately $5,058,000, has been applied to reducing the Partnership's outstanding indebtedness, which at March 31, 1996 totaled $11,594,444. The limited partners of the Partnership received, in April 1996, approximately $98 per unit, or $195 for each $1,000 invested in the Partnership. Limited partners of the Partnership have received a total of $560 for each $1,000 invested in the Partnership taking into account the prior distributions to limited partners. Because these distributions have not yet returned to limited partners 100 percent of the capital contributed by them to the Partnership plus their preferred return, the General Partner was not entitled to receive a distribution on the sales of the Lake Geneva System and the Ripon System. Refer to Note 2 of the Notes to Unaudited Financial Statements for the pro forma effect of the sale of the Lake Geneva System and the Ripon System on the results of the Partnership's operations for the periods ended March 31, 1996 and 1995, assuming the transaction had occurred at the beginning of the periods.

     In March 1996, the Partnership amended its $14,000,000 credit facility such that, on the date of the sale of the Lake Geneva System and Ripon System, the amount of the credit facility decreased to $8,000,000. This credit facility will have a final maturity date of December 31, 1997. At March 31, 1996, $11,500,000 was outstanding; however, as a result of the sale of the Lake Geneva System and Ripon System, approximately $5,058,000 of the sale proceeds were used in April 1996 to reduce the amount outstanding to approximately $6,442,000. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of March 31, 1996 and 1995 were 6.53 percent and 7.57 percent, respectively.

     A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership declared such distribution to be paid to the partners in the amount of $315,657 for the three months ended March 31, 1996. The distribution was primarily from the first quarter 1996 cash flow. The first quarter distribution will be paid in May 1996. The Partnership will continue quarterly cash distributions; however, the level of such distributions will be determined on a quarter-by-quarter basis.

     The General Partner presently believes cash flow from operations and available borrowings from the Partnership's revolving credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership over the near-term.

REGULATION AND LEGISLATION
- --------------------------

     The Telecommunications Act of 1996 (The "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the Cable Communications Policy Act of 1984 and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Partnership for the three months ended March 31, 1996 totaled $1,753,490 compared to $1,652,465 for the comparable period in 1995, an increase of $101,025, or approximately 6 percent, over the amount reported in 1995. This increase in revenue was primarily the result of increases in the number of basic subscribers, which accounted for approximately 56 percent of the increase in revenues. The number of basic subscribers totaled 20,140 at March 31, 1996 compared to 19,261 at March 31, 1995, an increase of 879, or approximately 5 percent. Increases in premium service revenue accounted for approximately 24 percent of the increase in revenue. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $48,339, or approximately 6 percent, to $917,661 for the three months ended March 31, 1996 from $869,322 for the comparable period in 1995. Operating expenses represented approximately 52 percent and 53 percent, respectively, of revenues for the three month periods ended March 31, 1996 and March 31, 1995. This increase was primarily the result of increases in programming costs. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

     Management fees and allocated administrative costs from the General Partner decreased $15,761, or approximately 7 percent, to $206,912 for the quarter ended March 31, 1996 from $222,673 for the comparable period in 1995. This decrease was primarily the result of decreases in allocated expenses from the General Partner.

     Depreciation and amortization expense decreased $78,566, or approximately 10 percent, to $717,582 for the quarter ended March 31, 1996 from $796,148 for the comparable period in 1995. The decrease was a result of the maturation of the Partnership's tangible asset base.

     Operating loss decreased $147,013, or approximately 62 percent, to $88,665 for the three months ended March 31, 1996 from $235,678 for the comparable period in 1995. This decrease was a result of the increase in revenues and decreases in management fees and allocated administrative expenses from the General Partner and depreciation and amortization exceeding the increases in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $68,447, or approximately 12 percent, to $628,917 for the three months ended March 31, 1996 from $560,470 for the comparable period in 1995. The increase was due to the increase in revenues and decrease in management fees and allocated administrative expenses from the General Partner exceeding the increase in operating expenses.

     Interest expense increased $41,475, or approximately 20 percent, to $252,958 for the three months ended March 31, 1996 from $211,483 for the comparable period in 1995. This increase was primarily the result of higher outstanding balances on interest bearing obligations during 1996.

     Net loss decreased $104,414, or approximately 23 percent, to $341,682 for the three months ended March 31, 1996 from $446,096 for the comparable period in 1995. This decrease was primarily a result of the factors discussed above.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  On April 11, 1996, Jones Spacelink Income/Growth Fund 1-A,
             Ltd. (the "Partnership"), a Colorado limited partnership, sold to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of Jones Intercable, Inc., the general partner of the Partnership, the cable television system operating in and around Lake Geneva, Wisconsin (the "Lake Geneva System") for a purchase price of $6,345,667, subject to normal closing adjustments, and the cable television system operating in and around Ripon, Wisconsin (the "Ripon System") for a purchase price of $3,712,667, subject to normal closing adjustments.

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

                                   JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                                   BY:  JONES INTERCABLE, INC.
                                        General Partner


                                   BY:  /S/ KEVIN P. COYLE
                                        ----------------------------------------
                                        Group Vice President/Finance
                                          (Principal Financial Officer)

Dated: May 13, 1996