Form 10-Q
period 1996-06-30
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1996-08-14
CIK 840119

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from     to
                              -----  -----

                       Commission File Number:  0-16939

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
     --------------------------------------------------------------------
               Exact name of registrant as specified in charter



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


                                (303) 792-9191
                      -----------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                              No
    ------                                                              ------

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                    ASSETS
                                    ------


                                                                June 30,    December 31,
                                                                  1996          1995
                                                              ------------  -------------

CASH                                                          $   115,174    $   313,553

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $20,168 and $14,206 at
  June 30, 1996 and December 31, 1995, respectively               136,835        226,616

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                       11,091,155     15,532,204
  Less - accumulated depreciation                              (4,965,192)    (6,366,025)
                                                              -----------    -----------

                                                                6,125,963      9,166,179

  Franchise costs and other intangible assets, net of
    accumulated amortization of $8,004,692 and $11,965,114
     at June 30, 1996 and December 31, 1995, respectively       5,563,303      8,477,446
                                                              -----------    -----------

      Total investment in cable
            television properties                              11,689,266     17,643,625

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                        77,479         53,546
                                                              -----------    -----------

      Total assets                                            $12,018,754    $18,237,340
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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------



                                                                      June 30,     December 31,
                                                                        1996           1995
                                                                    -------------  -------------

LIABILITIES:
  Credit facility and capitalized lease
    obligations                                                     $  7,104,450    $11,605,582
  Accounts payable to Jones Intercable, Inc.                              32,860              -
  Trade accounts payable and accrued liabilities                         322,725        446,688
  Accrued distributions to partners                                      315,657        315,657
  Subscriber prepayments and deposits                                     50,383         51,473
                                                                    ------------    -----------

            Total liabilities                                          7,826,075     12,419,400
                                                                    ------------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                                    1,000          1,000
    Distributions                                                        (97,638)       (91,324)
    Accumulated deficit                                                  (91,450)       (71,634)
                                                                    ------------    -----------

                                                                          (5,188)      (161,958)
                                                                    ------------    -----------

  Limited Partners -
    Contributed capital, net of related commissions, syndication costs and interest (51,276 units outstanding at
      June 30, 1996 and December 31, 1995)                            21,875,852     21,875,852
    Distributions                                                    (14,666,180)    (9,041,180)
    Accumulated deficit                                               (3,011,805)    (6,854,774)
                                                                    ------------    -----------

                                                                       4,197,867      5,979,898
                                                                    ------------    -----------

            Total partners' capital (deficit)                          4,192,679      5,817,940
                                                                    ------------    -----------

            Total liabilities and partners'
                capital (deficit)                                   $ 12,018,754    $18,237,340
                                                                    ============    ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                    For The Three Months       For The Six Months
                                                       Ended June 30,            Ended June 30,
                                                  ------------------------  ------------------------
                                                     1996         1995         1996         1995
                                                  -----------  -----------  -----------  -----------

REVENUES                                          $1,345,478   $1,721,473   $3,098,968   $3,373,938

COSTS AND EXPENSES:
  Operating expenses                                 847,840      795,688    1,765,501    1,665,010
  Management fees and allocated administrative
    costs from the General Partner                   165,833      205,294      372,745      427,967
  Depreciation and amortization                      422,817      795,271    1,140,399    1,591,419
                                                  ----------   ----------   ----------   ----------

OPERATING LOSS                                       (91,012)     (74,780)    (179,677)    (310,458)
                                                  ----------   ----------   ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                   (47,698)    (235,940)    (300,656)    (447,423)
  Gain on sale of cable television system          4,550,867            -    4,550,867            -
  Other, net                                         (64,422)      (5,869)     (64,481)      (4,804)
                                                  ----------   ----------   ----------   ----------

NET INCOME (LOSS)                                 $4,347,735   $ (316,589)  $4,006,053   $ (762,685)
                                                  ==========   ==========   ==========   ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $ (166,501)  $   (3,166)  $ (163,084)  $   (7,627)
                                                  ==========   ==========   ==========   ==========

  Limited Partners                                $4,181,234   $ (313,423)  $3,842,969   $ (755,058)
                                                  ==========   ==========   ==========   ==========

NET INCOME (LOSS) PER LIMITED
  PARTNER UNIT                                    $    81.55   $    (6.11)  $    74.95   $   (14.73)
                                                  ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNER UNITS
  OUTSTANDING                                         51,276       51,276       51,276       51,276
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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------



                                                                           For The Six Months
                                                                             Ended June 30,
                                                                       --------------------------
                                                                           1996          1995
                                                                       -------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $  4,006,053   $ (762,685)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                     1,140,399    1,591,419
        Gain on sale of cable television system                          (4,550,867)           -
        Decrease (increase) in trade accounts receivable, net                89,781      (25,824)
        Decrease (increase) in deposits, prepaid expenses and
          other assets                                                      (61,666)      12,306
        Decrease in trade accounts payable and accrued
          liabilities and subscriber prepayments
          and deposits                                                     (125,053)     (98,316)
        Increase (decrease) in advances from Jones Intercable, Inc.          32,860      (30,260)
                                                                       ------------   ----------

          Net cash provided by operating activities                         531,507      686,640
                                                                       ------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                (655,774)    (629,643)
    Proceeds from sale of cable television system                        10,058,334            -
                                                                       ------------   ----------

          Net cash provided by (used in) investing activities             9,402,560     (629,643)
                                                                       ------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in accrued distributions                                             -      312,500
    Distributions to partners                                            (5,631,314)    (625,000)
    Repayment of borrowings                                             (10,031,644)     (28,546)
    Proceeds from borrowings                                              5,530,512      254,999
                                                                       ------------   ----------
           Net cash used in financing activities                        (10,132,446)     (86,047)
                                                                       ------------   ----------

DECREASE IN CASH                                                           (198,379)     (29,050)

CASH, AT BEGINNING OF PERIOD                                                313,553      171,944
                                                                       ------------   ----------

CASH, AT END OF PERIOD                                                 $    115,174   $  142,894
                                                                       ============   ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest Paid                                                        $    345,853   $  465,037
                                                                       ============   ==========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at June 30, 1996 and December 31, 1995, its results of operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership, a Colorado limited partnership, was formed on May 12, 1988, pursuant to a public offering of limited partner interests. Jones Intercable, Inc. ("Intercable", or the "General Partner"), a Colorado corporation, is the general partner and manager of the Partnership. Intercable and certain of its subsidiaries also own and operate cable television systems for their own account and for the account of other managed limited partnerships.

     The Partnership owns and operates the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo and Garett, and the unincorporated areas of Wells, Allen, Noble, Adams and DeKalb Counties, all in the State of Indiana (the "Bluffton Systems"). The Partnership owned the cable television system serving the communities of Lake Geneva and areas of Walworth County, (the "Lake Geneva System") and the cable television system serving the communities of Ripon and areas of Fond-du-Lac County (the "Ripon System"), all in the State of Wisconsin, until their sale on April 11, 1996.

(2) On April 11, 1996, the Partnership sold to Jones Cable Holdings, Inc., a wholly owned subsidiary of Intercable, the Lake Geneva System for a purchase price of $6,345,667, subject to normal closing adjustments, and the Ripon System for a purchase price of $3,712,667, subject to normal closing adjustments. The purchase prices were determined by averaging three separate independent appraisals of each of the cable television systems sold. No vote of the limited partners of the Partnership was required in connection with these transactions because the sales of the Lake Geneva System and the Ripon System, individually and collectively, did not represent the sale of all or substantially all of the Partnership's assets. Pursuant to the terms of an amendment to the Partnership's credit agreement, the Partnership distributed $5,000,000 of the proceeds from the sales of the Lake Geneva System and the Ripon System to the limited partners, and the balance of the sale proceeds, approximately $5,058,000, was applied to reducing the Partnership's outstanding indebtedness, which at June 30, 1996 totaled $7,104,450. The limited partners of the Partnership received, in April 1996, approximately $98 per unit, or $195 for each $1,000 invested in the Partnership. Limited partners of the Partnership have received a total of $560 for each $1,000 invested in the Partnership taking into account the prior distributions to limited partners. Because these distributions have not yet returned to limited partners 100 percent of the capital contributed by them to the Partnership plus their preferred return, the General Partner was not entitled to receive a distribution on the sales of the Lake Geneva and the Ripon System.

     The pro forma effect of the sale of the Lake Geneva System and the Ripon System on the results of the Partnership's operations for the six month periods ended June 30, 1996 and 1995, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:


                              For the Six Month Period Ended June 30, 1996
                              ---------------------------------------------

                                               Pro Forma
                                As Reported   Adjustments   Pro Forma
                                ------------  ------------  ----------

     Revenues                    $3,098,968   $  (577,284)  $2,521,684
                                 ==========   ===========   ==========

     Operating Income (Loss)     $ (179,677)  $   313,404   $  133,727
                                 ==========   ===========   ==========

     Net Income                  $4,006,053   $(4,120,966)  $ (114,913)
                                 ==========   ===========   ==========

                              For the Six Month Period Ended June 30, 1995
                              --------------------------------------------

                                               Pro Forma
                                As Reported   Adjustments    Pro Forma
                                ------------  ------------  -----------

     Revenues                    $3,373,938   $(1,001,761)  $2,372,177
                                 ==========   ===========   ==========

     Operating Loss              $ (310,458)  $   322,261   $   11,803
                                 ==========   ===========   ==========

     Net Loss                    $ (762,685)  $   525,848   $ (236,837)
                                 ==========   ===========   ==========

(3) The General Partner manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and six month periods ended June 30, 1996 were $67,273 and $154,948, respectively, compared to $86,073 and $168,697, respectively, for the three and six month periods ended June 30, 1995.

     The Partnership reimburses the General Partner for certain allocated general and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its subsidiaries with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Included in the costs allocated from the General Partner and certain of its subsidiaries are expenses allocated to the General Partner from affiliated entities for information processing and certain other administrative services. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $98,560 and $217,797 for the three and six month periods ended June 30, 1996, respectively, compared to $119,221 and $259,270 for the three and six month periods ended June 30, 1995, respectively.

(4) A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership declared distributions to be paid to the partners in the amount of $315,657 for each of the quarters ended March 31, 1996 and June 30, 1996. The distributions were primarily from the first and second quarter 1996 cash flows. The first quarter distribution was paid in May 1996 and the second quarter distribution will be paid in August 1996. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding the level of future distributions. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



FINANCIAL CONDITION
- -------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with this policy, the Partnership sold the Lake Geneva System and the Ripon System in April 1996.

     For the six months ended June 30, 1996, the Partnership generated cash from operating activities totaling $531,507, which is available to fund capital expenditures and non-operating costs. During the first six months of 1996, the Partnership purchased plant and equipment for its cable television systems totaling approximately $656,000. Approximately 38 percent of these expenditures were for service drops to homes. Approximately 32 percent were for plant extensions. The remainder of these expenditures were for various enhancements throughout all of the Partnership's cable television systems. The capital expenditures were funded primarily from cash flow from operations. Anticipated capital expenditures for the remainder of 1996 are estimated to be approximately $331,000, and will be financed primarily from borrowings from the Partnership's credit facility. It is estimated that approximately 41 percent of these expenditures will be for plant extensions and that approximately 39 percent will be for service drops to homes. These capital expenditures are necessary to maintain the value of the Bluffton Systems.

     On April 11, 1996, the Partnership sold to Jones Cable Holdings, Inc., a wholly owned subsidiary of Intercable, the Lake Geneva System for a purchase price of $6,345,667, subject to normal closing adjustments, and the Ripon System for a purchase price of $3,712,667, subject to normal closing adjustments. The purchase prices were determined by averaging three separate independent appraisals of each of the cable television systems sold. No vote of the limited partners of the Partnership was required in connection with these transactions because the sales of the Lake Geneva System and the Ripon System, individually and collectively, did not represent the sale of all or substantially all of the Partnership's assets. Pursuant to the terms of an amendment to the Partnership's credit agreement, the Partnership distributed $5,000,000 of the proceeds from the sales of the Lake Geneva System and the Ripon System to the limited partners, and the balance of the sale proceeds, approximately $5,058,000, was applied to reducing the Partnership's outstanding indebtedness, which at June 30, 1996 totaled $7,104,450. The limited partners of the Partnership received, in April 1996, approximately $98 per unit, or $195 for each $1,000 invested in the Partnership. Limited partners of the Partnership have received a total of $560 for each $1,000 invested in the Partnership taking into account the prior distributions to limited partners. Because these distributions have not yet returned to limited partners 100 percent of the capital contributed by them to the Partnership plus their preferred return, the General Partner was not entitled to receive a distribution on the sales of the Lake Geneva System and the Ripon System. Refer to Note 2 of the Notes to Unaudited Financial Statements for the pro forma effect of the sale of the Lake Geneva System and the Ripon System on the results of the Partnership's operations for the six month periods ended June 30, 1996 and 1995, assuming the transaction had occurred at the beginning of the periods.

     In March 1996, the Partnership amended its $14,000,000 credit facility such that, on the date of the sale of the Lake Geneva System and Ripon System, the amount of the credit facility decreased to $8,000,000. This credit facility will have a final maturity date of December 31, 1997. At June 30, 1996, $7,000,000 was outstanding leaving $1,000,000 available for liquidity needs of the Partnership. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of June 30, 1996 and 1995 were 6.8 percent and 7.4 percent, respectively.

     A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership declared distributions to be paid to the partners in the amount of $315,657 for each of the quarters ended March 31, 1996 and June 30, 1996. The distributions were primarily from the first and second quarter 1996 cash flows. The first quarter distributions were paid in May 1996 and the second quarter distribution will be paid in August 1996. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding the level of future distributions. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership.

     The General Partner presently believes cash flow from operations and available borrowings from the Partnership's revolving credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership over the near-term.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Partnership for the three months ended June 30, 1996 totaled $1,345,478 compared to $1,721,473 for the comparable period in 1995, a decrease of $375,995, or approximately 22 percent. Revenues of the Partnership decreased $274,970, or approximately 8 percent, to $3,098,968 for the six month period ended June 30, 1996 from $3,373,938 for the comparable period in 1995. These decreases were due to the sale of the Lake Geneva and Ripon systems. Disregarding the effect of the Lake Geneva and Ripon systems sale, revenues would have increased $70,879, or approximately 6 percent and $149,506, or approximately 6 percent for the three and six month periods ended June 30, 1996 and 1995. Increases in the number of basic subscribers in the Partnership's Bluffton systems accounted for approximately 92 percent and 83 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1996. The number of basic subscribers in the Bluffton systems totaled 14,318 at June 30, 1996 compared to 13,683 at June 30, 1995, an increase of 635, or approximately 4 percent.

      Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $52,152, or approximately 7 percent, to $847,840 for the three months ended June 30, 1996 from $795,688 for the comparable period in 1995. Operating expenses increased $100,491, or approximately 6 percent, to $1,765,501 for the six month period ended June 30, 1996 to $1,665,010 for the comparable period in 1995. Disregarding the effect of the Lake Geneva and Ripon systems sale, operating expenses increased $46,630, or approximately 8 percent and $109,064, or approximately 9 percent for the three and six month periods ended June 30, 1996 and 1995. These increases were primarily the result of increases in programming costs and advertising costs for the three and six month periods ended June 30, 1996 and 1995. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

     Management fees and allocated administrative costs from the General Partner decreased $39,461, or approximately 19 percent, to $165,833 for the quarter ended June 30, 1996 from $205,294 for the comparable period in 1995. These decreases were primarily due to the decreases in revenues as a result of the sale of the Lake Geneva and Ripon systems, upon which such fees are based. Management fees and allocated administrative costs from the General Partner decreased $55,222, or approximately 13 percent to $372,745 for the six month period ended June 30, 1996 from $427,967 for the similar period in 1995. Disregarding the effect of the Lake Geneva and Ripon systems sale, management fees and allocated overhead to the General Partner decreased $6,100 and $190, respectively, for the three and six month periods ended June 30, 1996 and 1995. These decreases were primarily due to decreases in allocations from the General Partner.

     Depreciation and amortization expense decreased $372,454, or approximately 47 percent, to $422,817 for the quarter ended June 30, 1996 from $795,271 for the comparable period in 1995. Depreciation and amortization expense decreased $451,020, or approximately 28 percent, to $1,140,399 for the six month period ended June 30, 1996 from $1,591,419 for the comparable period in 1995. Disregarding the effect of the Lake Geneva and Ripon systems sale, depreciation and amortization expense decreased $73,681, or approximately 17 percent and $148,200, or approximately 17 percent for the three and six month periods ended June 30, 1996 and 1995. These decreases were due to the maturation of the Partnership's asset base.

     Operating loss increased $16,232, or approximately 22 percent, to $91,012 for the three months ended June 30, 1996 from $74,780 for the comparable period in 1995. Operating loss decreased $130,781, or approximately 42 percent, to $179,677 for the six months ended June 30, 1996 from $310,458 for the similar period in 1995. Disregarding the effect of the Lake Geneva and Ripon systems sale, the Partnership reported operating income of $155,677 and $236,048 for the three and six months ended June 30, 1996 compared to operating income of $51,647 and $47,216 for the similar 1995 period. These increases were the result of the increases in revenues and decreases in depreciation and amortization exceeding the increases in operating expenses and management fees and allocated administrative expenses from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization decreased $388,686, or approximately 54 percent, to $331,805 for the three months ended June 30, 1996 from $720,491 for the comparable period in 1995. Operating income before depreciation and amortization expense decreased $320,239, or approximately 25 percent, to $960,722 for the six month period ended June 30, 1996 from $1,280,961 for the similar 1995 period. Disregarding the effect of the Lake Geneva and Ripon systems sale, operating income before depreciation and amortization increased $30,349, or approximately 6 percent, and $40,632, or approximately 5 percent, for the three and six months ended June 30, 1996 and 1995. These increases were due to the increases in revenues and decreases in management fees and allocated administrative costs from the General Partner exceeding the increases in operating expenses.

     Interest expense decreased $188,242, or approximately 80 percent, to $47,698 for the three months ended June 30, 1996 from $235,940 for the comparable period in 1995. Interest expense decreased $146,767, or approximately 33 percent, to $300,656 for the six month period ended June 30, 1996 from $447,423 for the three month period ended June 30, 1995. These decreases were primarily the result of lower outstanding balances on interest bearing obligations. A portion of the proceeds from the sale of the Lake Geneva and Ripon systems sale was used to repay a portion of the outstanding loan balance.

     The Partnership reported a gain on the sale of the Lake Geneva and Ripon systems totaling $4,550,867.

     The Partnership reported net income of $4,347,735 for the three months ended June 30, 1996 compared to a net loss of $316,589 for the similar 1995 period. The Partnership reported net income of $4,006,053 for the six months ended June 30, 1996 compared to a net loss of $762,685 for the similar 1995 period. The changes were primarily the result of the gain on the sale of the Lake Geneva and Ripon systems.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits

            27) Financial Data Schedule

         b) Reports on Form 8-K

                 Report on Form 8-K dated April 12, 1996 reported that on April 11, 1996, Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership"), a Colorado limited partnership, sold to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of Jones Intercable, Inc., the general partner of the Partnership, the cable television system operating in and around Lake Geneva, Wisconsin (the "Lake Geneva System") for a purchase price of $6,345,667, subject to normal closing adjustments, and the cable television system operating in and around Ripon, Wisconsin (the "Ripon System") for a purchase price of $3,712,667, subject to normal closing adjustments.

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

                         JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                         BY: JONES INTERCABLE, INC.
                             General Partner


                         By: /S/Kevin P. Coyle
                             ---------------------------------------------
                             Group Vice President/Finance
                             (Principal Financial Officer)


Dated: August 14, 1996