Form 10-Q
period 1997-03-31
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1997-05-13
CIK 840119

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended    March 31, 1997
                                  --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from __________ to __________.


                        Commission File Number:  0-16939

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter



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

Yes    X                                                               No
    -------                                                               -----

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                     ------

                                                                            March 31,    December 31,
                                                                               1997          1996
                                                                           ------------  -------------

CASH                                                                       $   344,808    $    56,865

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $3,871 and $5,425 at
  March 31, 1997 and December 31, 1996, respectively                           133,990        122,004

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                    11,468,665     11,233,310
  Less - accumulated depreciation                                           (5,379,781)    (5,174,077)
                                                                           -----------    -----------

                                                                             6,088,884      6,059,233

  Franchise costs and other intangible assets, net of
    accumulated amortization of $8,558,712 and $8,374,039
    at March 31, 1997 and December 31, 1996, respectively                    5,009,283      5,193,956
                                                                           -----------    -----------

                        Total investment in cable television properties     11,098,167     11,253,189

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                     63,546         45,001
                                                                           -----------    -----------

                        Total assets                                       $11,640,511    $11,477,059
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------



                                                     March 31,    December 31,
                                                       1997           1996
                                                   -------------  -------------

LIABILITIES:
 Credit facility and capitalized lease
  obligations                                      $  8,059,644   $  7,467,645
 Trade accounts payable and accrued liabilities         350,224        405,742
 Accrued distributions to partners                            -        315,657
 Subscriber prepayments and deposits                     28,911         21,040
                                                   ------------   ------------

    Total liabilities                                 8,438,779      8,210,084
                                                   ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner-
  Contributed capital                                     1,000          1,000
  Distributions                                        (103,950)      (103,950)
  Accumulated deficit                                   (35,169)       (34,517)
                                                   ------------   ------------

                                                       (138,119)      (137,467)
                                                   ------------   ------------

 Limited Partners-
  Contributed capital, net of
   related commissions, syndication
   costs and interest (51,276 units
   outstanding at March 31, 1997
   and December 31, 1996)                            21,875,852     21,875,852
  Distributions                                     (15,291,180)   (15,291,180)
  Accumulated deficit                                (3,244,821)    (3,180,230)
                                                   ------------   ------------

                                                      3,339,851      3,404,442
                                                   ------------   ------------

    Total partners' capital (deficit)                 3,201,732      3,266,975
                                                   ------------   ------------

    Total liabilities and partners'
     capital (deficit)                             $ 11,640,511   $ 11,477,059
                                                   ============   ============

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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                   For The Three Months
                                                     Ended March 31,
                                                 -----------------------
                                                    1997         1996
                                                 ----------   ----------
REVENUES                                         $1,344,655   $1,753,490

COSTS AND EXPENSES:
 Operating expenses                                 691,538      917,661
 Management fees and allocated administrative
  costs from the General Partner                    146,028      206,912
 Depreciation and amortization                      406,109      717,582
                                                 ----------   ----------

OPERATING INCOME (LOSS)                             100,980      (88,665)
                                                 ----------   ----------

OTHER INCOME (EXPENSE):
 Interest expense                                  (160,731)    (252,958)
 Other, net                                          (5,492)         (59)
                                                 ----------   ----------

NET LOSS                                         $  (65,243)  $ (341,682)
                                                 ==========   ==========

ALLOCATION OF NET LOSS:
 General Partner                                 $     (652)  $   (3,417)
                                                 ==========   ==========

 Limited Partners                                $  (64,591)  $ (338,265)
                                                 ==========   ==========

NET LOSS PER LIMITED
 PARTNER UNIT                                        $(1.26)      $(6.60)
                                                 ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 LIMITED PARTNER UNITS
 OUTSTANDING                                         51,276       51,276
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                                          For The Three Months
                                                                                              Ended March 31,
                                                                                        -------------------------
                                                                                            1997          1996
                                                                                        -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                              $ (65,243)  $(341,682)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                                       406,109     717,582
        Decrease (increase) in trade accounts
          receivable, net                                                                   (11,986)     66,167
        Increase in deposits, prepaid expenses and
          other assets                                                                      (34,277)    (60,495)
        Decrease in trade accounts payable and accrued
          liabilities and subscriber prepayments
          and deposits                                                                      (47,647)    (62,149)
        Increase in advances from Jones Intercable, Inc.                                          -     111,692
                                                                                          ---------   ---------

                        Net cash provided by operating activities                           246,956     431,115
                                                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                                (235,355)   (340,767)
                                                                                          ---------   ---------

                        Net cash used in investing activities                              (235,355)   (340,767)
                                                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                                600,000           -
    Repayment of borrowings                                                                  (8,001)    (11,138)
    Decrease in accrued distributions                                                      (315,657)          -
    Distributions to partners                                                                     -    (315,657)
                                                                                          ---------   ---------

                        Net cash provided by (used in) financing activities                 276,342    (326,795)
                                                                                          ---------   ---------

INCREASE (DECREASE) IN CASH                                                                 287,943    (236,447)

CASH, AT BEGINNING OF PERIOD                                                                 56,865     313,553
                                                                                          ---------   ---------

CASH, AT END OF PERIOD                                                                    $ 344,808   $  77,106
                                                                                          =========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest Paid                                                                           $ 158,595   $ 246,668
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at March 31, 1997 and December 31, 1996 and its results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

       The Partnership, a Colorado limited partnership, was formed on May 12, 1988, pursuant to a public offering of limited partner interests. Jones Intercable, Inc. (the "General Partner"), a Colorado corporation, is the general partner and manager of the Partnership. Intercable and certain of its subsidiaries also own and operate cable television systems for their own account and for the account of other managed limited partnerships.

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

(2) The General Partner manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three month periods ended March 31, 1997 and 1996 were $67,233 and $87,675, respectively.

       The Partnership reimburses the General Partner and certain of its subsidiaries for certain allocated general and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $78,795 and $119,237 for the three month periods ended March 31, 1997 and 1996.

(3) A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership suspended such distributions to the partners in the first quarter of 1997 because the Partnership had no borrowing capacity under its credit facility and needed funds from cash flow to pay for capital additions. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding the level of future distributions. The payment of quarterly operating cash flow distributions reduce the financial flexibility of the Partnership.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



FINANCIAL CONDITION
-------------------

       For the three months ended March 31, 1997, the Partnership generated cash from operating activities totaling $246,956, which is available to fund capital expenditures and non-operating costs. During the first three months of 1997, the Partnership purchased plant and equipment for its cable television systems totaling approximately $235,000. Approximately 42 percent of these expenditures was for service drops to homes. Approximately 31 percent was for the purchase of equipment. Approximately 15 percent was for plant extensions. The remainder of these expenditures was for various enhancements throughout the Bluffton Systems. The capital expenditures were funded primarily from cash flow from operations. Anticipated capital expenditures for the remainder of 1997 are estimated to be approximately $770,000, and will be financed primarily from cash on hand and cash flow from operations. It is estimated that approximately 36 percent of these expenditures will be for service drops to homes and approximately 33 percent will be for plant extensions. These capital expenditures are necessary to maintain the value of the Bluffton Systems.

       At March 31, 1997, the Partnership had the maximum of $8,000,000 outstanding under its credit facility. This credit facility has a final maturity date of December 31, 1997. The Partnership anticipates renegotiating the credit facility prior to the final maturity date. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of March 31, 1997 and 1996 were 6.98 percent and 6.53 percent, respectively.

       A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership suspended such distributions to the partners in the first quarter of 1997 because the Partnership had no borrowing capacity under its credit facility and needed funds from cash flow to pay for capital additions. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding the level of future distributions. The payment of quarterly operating cash flow distributions reduces the financial flexibility of the Partnership.

       The General Partner presently believes cash on hand and cash flow from operations will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.

RESULTS OF OPERATIONS
---------------------

       Revenues of the Partnership for the three months ended March 31, 1997 decreased $408,835, or approximately 23 percent, to $1,344,655 for the three months ended March 31, 1997 from $1,753,490 for the similar period in 1996.
This decrease was due to the sale of the Lake Geneva and Ripon systems. Disregarding the effect of the Lake Geneva and Ripon systems sale, revenues would have increased $101,111, or approximately 8 percent, to $1,344,655 in 1997 from $1,243,544 in 1996. Basic service rate increases accounted for approximately 52 percent of the increase in revenues for the three month period ended March 31, 1997. Increases in the number of basic subscribers in the Bluffton Systems accounted for approximately 37 percent of the increase in revenues for the three month period ended March 31, 1997. The number of basic subscribers in the Bluffton Systems totaled 14,471 at March 31, 1997 compared to 14,069 at March 31, 1996, an increase of 402, or approximately 3 percent. No other individual factor significantly affected the increase in revenues.

       Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

       Operating expenses decreased $226,123, or approximately 25 percent, to $691,538 for the three months ended March 31, 1997 from $917,661 for the comparable period in 1996. This decrease was due to the sale of the Lake Geneva and Ripon systems. Disregarding the effect of the Lake Geneva and Ripon systems sale, operating expenses would have increased $48,247, or approximately 7 percent, to $691,538 in 1997 from $643,291 in 1996. This increase was primarily the result of increases in programming costs. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

       The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $182,712, or approximately 22 percent, to $653,117 for the three months ended March 31, 1997 from $835,829 for the comparable period in 1996. This decrease was due to the sale of the Lake Geneva and Ripon systems. Disregarding the effect of the Lake Geneva and Ripon systems sale, operating cash flow would have increased $52,863, or approximately 9 percent, to $653,117 for the three months ended March 31, 1997 from $600,253 for the comparable period in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

       Management fees and allocated administrative costs from the General Partner decreased $60,884, or approximately 29 percent, to $146,028 for the quarter ended March 31, 1997 from $206,912 for the comparable period in 1996. This decrease was due to the sale of the Lake Geneva and Ripon systems. Disregarding the effect of the Lake Geneva and Ripon systems sale, management fees and allocated administrative costs from the General Partner would have increased $10,355, or approximately 8 percent, to $146,028 in 1997 from $135,673 in 1996. This increase was due to an increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from the General Partner.

       Depreciation and amortization expense decreased $311,473, or approximately 43 percent, to $406,109 for the quarter ended March 31, 1997 from $717,582 for the comparable period in 1996. This decrease was due to the sale of the Lake Geneva and Ripon systems. Disregarding the effect of the Lake Geneva and Ripon systems sale, depreciation and amortization expense would have increased $30,096, or approximately 8 percent, to $406,109 in 1997 from $376,013 in 1996. This increase was due to capital additions in 1997.

       The Partnership reported operating income of $100,980 for the three months ended March 31, 1997 compared to an operating loss of $88,665 for the comparable period in 1996. Disregarding the effect of the Lake Geneva and Ripon systems sale, the Partnership would have reported operating income of $100,980 in 1997 compared to $88,567 in 1996. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated administrative costs from the General Partner and depreciation and amortization.

       Interest expense decreased $92,227, or approximately 36 percent, to $160,731 for the three months ended March 31, 1997 from $252,958 for the comparable period in 1996. This decrease was primarily the result of lower outstanding balances on interest bearing obligations. A portion of the proceeds from the sale of the Lake Geneva and Ripon systems sale was used to repay a portion of the outstanding loan balance.

       Net loss decreased $276,439, or approximately 81 percent, to $65,243 for the three months ended March 31, 1997 from $341,682 for the similar 1996 period. This decrease was the result of the factors discussed above.

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

                                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                                 BY:  JONES INTERCABLE, INC.
                                      General Partner


                                 By:  /S/Kevin P. Coyle
                                      ----------------------------------------
                                      Group Vice President/Finance
                                       (Principal Financial Officer)


Dated: May 13, 1997