Form 10-Q
period 1997-06-30
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1997-08-12
CIK 840119

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.


                       Commission File Number:  0-16939

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
------------------------------------------------------------------------------
               Exact name of registrant as specified in charter



Colorado                                                           #84-1069504
------------------------------------------------------------------------------
State of organization                                      IRS employer I.D. #


    9697 East Mineral Avenue, P. O. Box 3309, Englewood, Colorado 80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office


                                (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                             No
    -------                                                             ------

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------




                                                               June 30,    December 31,
                   ASSETS                                        1997          1996
                   ------                                    ------------  ------------

CASH                                                         $   109,135    $    56,865

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $9,745 and $5,425 at
  June 30, 1997 and December 31, 1996, respectively              125,199        122,004

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      11,674,592     11,233,310
  Less - accumulated depreciation                             (5,595,383)    (5,174,077)
                                                             -----------    -----------

                                                               6,079,209      6,059,233

  Franchise costs and other intangible assets, net of
    accumulated amortization of $8,743,386 and $8,374,039
    at June 30, 1997 and December 31, 1996, respectively       4,824,609      5,193,956
                                                             -----------    -----------

     Total investment in cable
           television properties                              10,903,818     11,253,189

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                      102,890         45,001
                                                             -----------    -----------

     Total assets                                            $11,241,042    $11,477,059
                                                             ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------




                                                                      June 30,     December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                        1997           1996
     -------------------------------------------                    ------------   ------------

LIABILITIES:
  Credit facility and capitalized lease
    obligations                                                     $  7,815,803   $  7,467,645
  Trade accounts payable and accrued liabilities                         289,545        405,742
  Accrued distributions to partners                                            -        315,657
  Subscriber prepayments and deposits                                     29,809         21,040
                                                                    ------------   ------------

          Total liabilities                                            8,135,157      8,210,084
                                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                                    1,000          1,000
    Distributions                                                       (103,950)      (103,950)
    Accumulated earnings                                                  86,895         88,506
                                                                    ------------   ------------

                                                                         (16,055)       (14,444)
                                                                    ------------   ------------

  Limited Partners -
    Contributed capital, net of related commissions, syndication costs and interest (51,276 units outstanding at
      June 30, 1997 and December 31, 1996)                            21,875,852     21,875,852
    Distributions                                                    (15,291,180)   (15,291,180)
    Accumulated deficit                                               (3,462,732)    (3,303,253)
                                                                    ------------   ------------

                                                                       3,121,940      3,281,419
                                                                    ------------   ------------

          Total partners' capital (deficit)                            3,105,885      3,266,975
                                                                    ------------   ------------

          Total liabilities and partners'
              capital (deficit)                                     $ 11,241,042   $ 11,477,059
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                    For the Three Months       For the Six Months
                                                       Ended June 30,             Ended June 30,
                                                  ------------------------  -----------------------
                                                     1997         1996         1997           1996
                                                  -----------  -----------  -----------  ----------

REVENUES                                          $1,406,280   $1,345,478   $2,750,935   $3,098,968

COSTS AND EXPENSES:
  Operating expenses                                 738,394      847,840    1,429,932    1,765,501
  Management fees and allocated administrative
    costs from the General Partner                   177,625      165,833      323,653      372,745
  Depreciation and amortization                      411,921      422,817      818,030    1,140,399
                                                  ----------   ----------   ----------   ----------

OPERATING INCOME (LOSS)                               78,340      (91,012)     179,320     (179,677)
                                                  ----------   ----------   ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                  (166,543)     (47,698)    (327,274)    (300,656)
  Gain on sale of cable television system                  -    4,550,867            -    4,550,867
  Other, net                                          (7,644)     (64,422)     (13,136)     (64,481)
                                                  ----------   ----------   ----------   ----------

         Total other income (expense), net          (174,187)   4,438,747     (340,410)   4,185,730
                                                  ----------   ----------   ----------   ----------

NET INCOME (LOSS)                                 $  (95,847)  $4,347,735   $ (161,090)  $4,006,053
                                                  ==========   ==========   ==========   ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $     (959)  $  166,501   $   (1,611)  $  163,084
                                                  ==========   ==========   ==========   ==========

  Limited Partners                                $  (94,888)  $4,181,234   $ (159,479)  $3,842,969
                                                  ==========   ==========   ==========   ==========

NET INCOME (LOSS) PER LIMITED
  PARTNER UNIT                                    $    (1.85)  $    81.55   $    (3.11)  $    74.95
                                                  ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNER UNITS
  OUTSTANDING                                         51,276       51,276       51,276       51,276
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------



                                                                      For the Six Months
                                                                        Ended June 30,
                                                                   -----------------------
                                                                      1997         1996
                                                                   ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $(161,090)  $  4,006,053
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                818,030      1,140,399
        Gain on sale of cable television system                            -     (4,550,867)
        Decrease (increase) in trade receivables, net                 (3,195)        89,781
        Increase in deposits, prepaid expenses and other assets      (85,266)       (61,666)
        Decrease in trade accounts payable, accrued
          liabilities and subscriber prepayments
          and deposits                                              (107,428)      (125,053)
        Increase in advances from Jones Intercable, Inc.                   -         32,860
                                                                   ---------   ------------

         Net cash provided by operating activities                   461,051        531,507
                                                                   ---------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                              (441,282)      (655,774)
    Proceeds from sale of cable television system                          -     10,058,334
                                                                   ---------   ------------

         Net cash provided by (used in) investing activities        (441,282)     9,402,560
                                                                   ---------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                         666,717      5,530,512
    Repayment of borrowings                                         (318,559)   (10,031,644)
    Decrease in accrued distributions                               (315,657)             -
    Distributions to partners                                              -     (5,631,314)
                                                                   ---------   ------------

         Net cash provided by (used in) financing activities          32,501    (10,132,446)
                                                                   ---------   ------------

INCREASE (DECREASE) IN CASH                                           52,270       (198,379)

CASH, BEGINNING OF PERIOD                                             56,865        313,553
                                                                   ---------   ------------

CASH, END OF PERIOD                                                $ 109,135   $    115,174
                                                                   =========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $ 318,493   $    345,853
                                                                   =========   ============

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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at June 30, 1997 and December 31, 1996, its results of operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership, a Colorado limited partnership, was formed on May 12, 1988, pursuant to a public offering of limited partner interests. Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the "General Partner" and manages the Partnership. Intercable and certain of its subsidiaries also own and operate cable television systems for their own account and for the account of other managed limited partnerships.

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

(2) The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and six month periods ended June 30, 1997 were $70,314 and $137,547, respectively, compared to $67,273 and $154,948, respectively, for the three and six month periods ended June 30, 1996.

     The Partnership reimburses the General Partner and certain of its subsidiaries for certain allocated general and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $107,311 and $186,106 for the three and six month periods ended June 30, 1997, respectively, compared to $98,560 and $217,797 for the three and six month periods ended June 30, 1996, respectively.

(3) A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership suspended such distributions to the partners in the first and second quarters of 1997 because the Partnership needed funds from cash flow to pay for capital additions. The Partnership does not plan on resuming distributions in the near future. The payment of quarterly operating cash flow distributions reduce the financial flexibility of the Partnership.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



FINANCIAL CONDITION
-------------------

     For the six months ended June 30, 1997, the Partnership generated cash from operating activities totaling $461,051, which is available to fund capital expenditures and non-operating costs. During the first six months of 1997, the Partnership purchased plant and equipment for its cable television systems totaling approximately $441,000. Approximately 41 percent of these expenditures was for service drops to homes. Approximately 22 percent was for plant extensions. Approximately 16 percent was for the purchase of equipment. The remainder of these expenditures was for various enhancements throughout the Bluffton Systems. These capital expenditures were funded primarily from cash flow from operations. Anticipated capital expenditures for the remainder of 1997 are estimated to be approximately $564,000, and will be financed primarily from cash on hand and cash flow from operations. It is estimated that approximately 35 percent of these expenditures will be for service drops to homes and approximately 35 percent will be for plant extensions. These capital expenditures are necessary to maintain the value of the Bluffton Systems.

     At June 30, 1997, $7,700,000 was outstanding under the Partnership's $8,000,000 credit facility, leaving $300,000 available for future needs of the Partnership. This credit facility has a final maturity date of December 31, 1997. The Partnership anticipates renegotiating the credit facility prior to the final maturity date. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of June 30, 1997 and 1996 were 7.06 percent and 6.77 percent, respectively.

     A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership suspended such distributions to the partners in the first and second quarter of 1997 because the Partnership needed funds from cash flow to pay for capital additions.
Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding the level of future distributions. The payment of quarterly operating cash flow distributions reduces the financial flexibility of the Partnership.

     The General Partner presently believes cash on hand and cash flow from operations will be sufficient to fund capital expenditures and other liquidity needs of the Partnership as long as cash distributions are not resumed.

RESULTS OF OPERATIONS
---------------------

     As a result of the sale of the Lake Geneva System and the Ripon System in April 1996, the following discussion of the Partnership's results of operations, through operating income, pertains only to the results of operations for the Bluffton Systems for all periods discussed.

     Revenues of the Partnership for the three months ended June 30, 1997 increased $128,141, or approximately 10 percent, to $1,406,281 compared to $1,278,140 for the comparable period in 1996. Revenues of the Partnership increased $229,252, or approximately 9 percent, to $2,750,936 for the six month period ended June 30, 1997 from $2,521,684 for the comparable period in 1996. Basic service rate increases accounted for approximately 36 percent and 42 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1997. Increases in the number of basic service subscribers accounted for approximately 28 percent and 32 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1997. The number of basic service subscribers increased 645, or approximately 5 percent, to 14,963 at June 30, 1997 from 14,318 at June 30, 1996. Increases in advertising revenues accounted for approximately 22 percent and 23 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1997. No other individual factor had a significant effect on the increases in revenues.

      Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $48,641, or approximately 7 percent, to $738,395 for the three months ended June 30, 1997 from $689,754 for the comparable period in 1996. Operating expenses increased $96,888, or approximately 7 percent, to $1,429,933 for the six month period ended June 30, 1997 from $1,333,045 for the comparable period in 1996. Operating expenses represented approximately 53 percent and 52 percent, respectively, of revenues for the three and six month periods of 1997 and approximately 54 percent and 53 percent, respectively, for the comparable 1996 periods. These increases were primarily the result of increases in programming costs and advertising sales related expenses for the three and six month periods ended June 30, 1997. Increases in programming costs were primarily due to the increase in the number of basic subscribers. No other individual factor significantly affected the increases in operating expenses for the periods discussed.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $79,500, or approximately 14 percent, to $667,886 for the three months ended June 30, 1997 from $588,386 for the comparable period in 1996. Operating cash flow increased $132,364, or approximately 11 percent, to $1,321,003 for the six month period ended June 30, 1997 from $1,188,639 for the similar 1996 period. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated administrative costs from the General Partner increased $14,008, or approximately 9 percent, to $177,625 for the three months ended June 30, 1997 from $163,617 for the comparable period in 1996. Management fees and allocated administrative costs from the General Partner increased $24,363, or approximately 8 percent, to $323,653 for the six month period ended June 30, 1997 from $299,290 for the similar period in 1996. These increases were due to the increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from the General Partner.

     Depreciation and amortization expense increased $32,312, or approximately 9 percent, to $411,921 for the quarter ended June 30, 1997 from $379,609 for the comparable period in 1996. Depreciation and amortization expense increased $62,408, or approximately 8 percent, to $818,030 for the six month period ended June 30, 1997 from $755,622 for the comparable period in 1996. These increases were due to capital additions in 1996 and 1997.

     Operating income increased $33,180, or approximately 73 percent, to $78,340 for the three months ended June 30, 1997 from $45,160 for the comparable period in 1996. Operating income increased $45,593, or approximately 34 percent, to $179,320 for the six months ended June 30, 1997 from $133,727 for the similar period in 1996. These increases were the result of the increases in revenues exceeding the increases in operating expenses, management fees and allocated administrative expenses from the General Partner and depreciation and amortization.

     Interest expense increased $130,107 to $166,543 for the three months ended June 30, 1997 from $36,436 for the comparable period in 1996. Interest expense increased $38,719, or approximately 13 percent, to $327,274 for the six month period ended June 30, 1997 from $288,555 for the six month period ended June 30, 1996. These increases were primarily the result of higher outstanding balances on interest bearing obligations and higher effective interest rates.

      The Partnership recorded a net loss of $95,847 for the three months ended June 30, 1997 compared to net income of $14,649 for the comparable 1996 period. Net loss increased $5,492, or approximately 4 percent, to $161,090 for the six month period ended June 30, 1997 from $155,598 for the comparable period in 1996. These changes were the result of the factors discussed above.

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

                         JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                         BY:  JONES INTERCABLE, INC.
                              General Partner


                         By:  /S/Kevin P. Coyle
                              ---------------------------------------
                              Group Vice President/Finance
                              (Principal Financial Officer)


Dated: August 12, 1997