Form 10-Q
period 1997-09-30
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1997-11-13
CIK 840119

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended September 30, 1997
                               ------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
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

                                     ASSETS
                                     ------

                                                                 September 30,   December 31,
                                                                      1997           1996
                                                                 --------------  -------------
CASH                                                               $   283,924    $    56,865

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $13,393 and $5,425 at
  September 30, 1997 and December 31, 1996, respectively               110,768        122,004

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                            11,865,490     11,233,310
  Less - accumulated depreciation                                   (5,822,348)    (5,174,077)
                                                                   -----------    -----------

                                                                     6,043,142      6,059,233

  Franchise costs and other intangible assets, net of
    accumulated amortization of $8,928,059 and $8,374,039
    at September 30, 1997 and December 31, 1996, respectively        4,639,936      5,193,956
                                                                   -----------    -----------

          Total investment in cable television properties           10,683,078     11,253,189

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                            157,165         45,001
                                                                   -----------    -----------

      Total assets                                                 $11,234,935    $11,477,059
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------



                                                        September 30,   December 31,
                                                             1997           1996
                                                        --------------  -------------

LIABILITIES:
  Credit facility and capitalized lease
    obligations                                          $  7,825,793   $  7,467,645
  Trade accounts payable and accrued liabilities              339,363        405,742
  Accrued distributions to partners                                 -        315,657
  Subscriber prepayments and deposits                          29,617         21,040
                                                         ------------   ------------

            Total liabilities                               8,194,773      8,210,084
                                                         ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                         1,000          1,000
    Distributions                                            (103,950)      (103,950)
    Accumulated earnings                                       86,238         88,506
                                                         ------------   ------------

                                                              (16,712)       (14,444)
                                                         ------------   ------------

  Limited Partners -
    Contributed capital, net of related commissions,
      syndication costs and interest (51,276 units
      outstanding at September 30, 1997 and
      December 31, 1996)                                   21,875,852     21,875,852
    Distributions                                         (15,291,180)   (15,291,180)
    Accumulated deficit                                    (3,527,798)    (3,303,253)
                                                         ------------   ------------

                                                            3,056,874      3,281,419
                                                         ------------   ------------

            Total partners' capital                         3,040,162      3,266,975
                                                         ------------   ------------

            Total liabilities and partners'
                capital (deficit)                        $ 11,234,935   $ 11,477,059
                                                         ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                    For the Three Months      For the Nine Months
                                                    Ended September 30,       Ended September 30,
                                                  ------------------------  ------------------------
                                                     1997         1996         1997         1996
                                                  -----------  -----------  -----------  -----------

REVENUES                                          $1,367,344   $1,278,536   $4,118,279   $4,377,504

COSTS AND EXPENSES:
  Operating expenses                                 688,352      649,031    2,118,284    2,414,532
  Management fees and allocated administrative
    costs from the General Partner                   144,977      140,534      468,630      513,279
  Depreciation and amortization                      427,192      382,555    1,245,222    1,522,954
                                                  ----------   ----------   ----------   ----------

OPERATING INCOME (LOSS)                              106,823      106,416      286,143      (73,261)
                                                  ----------   ----------   ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                  (170,846)    (178,768)    (498,120)    (479,424)
  Gain on sale of cable television system                  -            -            -    4,550,867
  Other, net                                          (1,700)     (77,872)     (14,836)    (142,353)
                                                  ----------   ----------   ----------   ----------

          Total other income (expense), net         (172,546)    (256,640)    (512,956)   3,929,090
                                                  ----------   ----------   ----------   ----------

NET INCOME (LOSS)                                 $  (65,723)  $ (150,224)  $ (226,813)  $3,855,829
                                                  ==========   ==========   ==========   ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $     (657)  $   (1,502)  $   (2,268)  $  161,582
                                                  ==========   ==========   ==========   ==========

  Limited Partners                                $  (65,066)  $ (148,722)  $ (224,545)  $3,694,247
                                                  ==========   ==========   ==========   ==========

NET INCOME (LOSS) PER LIMITED
  PARTNER UNIT                                        $(1.27)      $(2.90)      $(4.38)      $72.05
                                                  ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNER UNITS
  OUTSTANDING                                         51,276       51,276       51,276       51,276
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------



                                                                      For the Nine Months
                                                                      Ended September 30,
                                                                   --------------------------
                                                                      1997          1996
                                                                   -----------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $ (226,813)  $  3,855,829
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                               1,245,222      1,522,954
        Gain on sale of cable television system                             -     (4,550,867)
        Decrease in trade accounts receivable, net                     11,236         79,752
        Increase in deposits, prepaid expenses and other assets      (155,095)       (94,095)
        Decrease in trade accounts payable and accrued
          liabilities and subscriber prepayments
          and deposits                                                (57,802)      (170,283)
                                                                   ----------   ------------

          Net cash provided by operating activities                   816,748        643,290
                                                                   ----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                               (632,180)      (815,845)
    Proceeds from sale of cable television system                           -     10,058,334
                                                                   ----------   ------------

          Net cash provided by (used in) investing activities        (632,180)     9,242,489
                                                                   ----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                          685,068      5,830,512
    Repayment of borrowings                                          (326,920)   (10,039,645)
    Decrease in accrued distributions                                (315,657)             -
    Distributions to partners                                               -     (5,937,500)
                                                                   ----------   ------------

          Net cash provided by (used in) financing activities          42,491    (10,146,633)
                                                                   ----------   ------------

INCREASE (DECREASE) IN CASH                                           227,059       (260,854)

CASH, AT BEGINNING OF PERIOD                                           56,865        313,553
                                                                   ----------   ------------

CASH, AT END OF PERIOD                                             $  283,924   $     52,699
                                                                   ==========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest Paid                                                    $  485,227   $    525,015
                                                                   ==========   ============

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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at September 30, 1997 and December 31, 1996, its results of operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership, a Colorado limited partnership, was formed on May 12, 1988, pursuant to a public offering of limited partner interests. Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the "General Partner." Intercable and certain of its subsidiaries also own and operate cable television systems for their own account and for the account of other managed limited partnerships.

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

(2) The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and nine month periods ended September 30, 1997 were $68,367 and $205,914, respectively, compared to $63,927 and $218,875, respectively, for the three and nine month periods ended September 30, 1996.

     The Partnership reimburses the General Partner and certain of its subsidiaries for certain allocated general and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $76,610 and $262,716 for the three and nine month periods ended September 30, 1997, respectively, compared to $76,607 and $294,404 for the three and nine month periods ended September 30, 1996, respectively.

(3) A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The payment of quarterly operating cash flow distributions reduces the financial flexibility of the Partnership. The Partnership accordingly has suspended such distributions because funds from cash flow were used to pay for necessary capital additions to the Partnership's Bluffton Systems as a result of limited borrowing capacity under the Partnership's credit facility. The Partnership does not plan on resuming such distributions to the partners.

(4) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Partnership's Bluffton Systems are being marketed for sale. There is no assurance as to the timing or terms of any sales.

     For the nine months ended September 30, 1997, the Partnership generated cash from operating activities totaling $816,748, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1997, the Partnership purchased plant and equipment for its cable television systems totaling approximately $632,000. Approximately 42 percent of these expenditures was for service drops to homes. Approximately 26 percent was for plant extensions. Approximately 12 percent was for the purchase of equipment. The remainder of these expenditures was used to maintain the value of the Bluffton Systems. These capital expenditures were funded primarily from cash flow from operations. Anticipated capital expenditures for the remainder of 1997 are estimated to be approximately $373,000, and will be financed primarily from cash on hand and cash flow from operations. It is estimated that approximately 35 percent will be for plant extensions and approximately 30 percent of these expenditures will be for service drops to homes. These capital expenditures are necessary to maintain the value of the Bluffton Systems until they are sold.

     At September 30, 1997, $7,700,000 was outstanding under the Partnership's $8,000,000 credit facility, leaving $300,000 available for future needs of the Partnership. This credit facility currently has a final maturity date of December 31, 1997, although the General Partner is amending the credit facility to extend the final maturity date to the earlier of June 30, 1998 or the date of sale of the Bluffton Systems. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of September 30, 1997 and 1996 were 6.98 percent and
6.75 percent, respectively.

     A primary objective of the Partnership is to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The payment of quarterly operating cash flow distributions reduces the financial flexibility of the Partnership. The Partnership accordingly has suspended such distributions because funds from cash flow were used to pay for necessary capital additions to the Partnership's Bluffton Systems as a result of limited borrowing capacity under the Partnership's credit facility. The Partnership does not plan on resuming such distributions to the partners.

     Subject to the amendment of the credit facility, the General Partner believes cash on hand and cash flow from operations will be sufficient to fund capital expenditures and other liquidity needs of the Partnership as long as cash distributions are not resumed.

RESULTS OF OPERATIONS
---------------------

     As a result of the sale of the Lake Geneva System and the Ripon System in April 1996, the following discussion of results of operations, through operating income, pertains only to the results of operations for the Bluffton Systems for all periods discussed.

     Revenues for the three months ended September 30, 1997 increased $88,808, or approximately 7 percent, to $1,367,344 compared to $1,278,536 for the comparable period in 1996. Revenues increased $318,059, or approximately 8 percent, to $4,118,279 for the nine month period ended September 30, 1997 from $3,800,220 for the comparable period in 1996. Basic service rate increases accounted for approximately 53 percent and 45 percent, respectively, of the increases in revenues for the three and nine month periods ended September 30, 1997. Increases in the number of basic service subscribers accounted for approximately 47 percent and 37 percent, respectively, of the increases in revenues for the three and nine month periods ended September 30, 1997. The number of basic service subscribers increased 600, or approximately 4 percent, to 14,995 at September 30, 1997 from 14,395 at September 30, 1996. No other individual factor had a significant effect on the increases in revenues.

      Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $39,321, or approximately 6 percent, to $688,352 for the three months ended September 30, 1997 from $649,031 for the comparable period in 1996. Operating expenses increased $118,142, or approximately 6 percent, to $2,118,284 for the nine month period ended September 30, 1997 from $2,000,142 for the comparable period in 1996. Operating expenses represented approximately 50 percent and 51 percent, respectively, of revenues for the three and nine month periods of 1997 and approximately 51 percent and 53 percent, respectively, for the comparable 1996 periods. These increases were primarily the result of increases in programming costs and advertising sales related expenses for the three and nine month periods ended September 30, 1997. No other individual factor significantly affected the increases in operating expenses for the periods discussed.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $49,487, or approximately 8 percent, to $678,992 for the three months ended September 30, 1997 from $629,505 for the comparable period in 1996. Operating cash flow increased $199,917, or approximately 11 percent, to $1,999,995 for the nine month period ended September 30, 1997 from $1,800,078 for the similar 1996 period. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated administrative costs from the General Partner increased $4,443, or approximately 3 percent, to $144,977 for the three months ended September 30, 1997 from $140,534 for the comparable period in 1996. Management fees and allocated administrative costs from the General Partner increased $28,806, or approximately 7 percent, to $468,630 for the nine month period ended September 30, 1997 from $439,824 for the similar period in 1996. These increases were due to the increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from the General Partner.

     Depreciation and amortization expense increased $44,637, or approximately 12 percent, to $427,192 for the quarter ended September 30, 1997 from $382,555 for the comparable period in 1996. Depreciation and amortization expense increased $107,077, or approximately 9 percent, to $1,245,222 for the nine month period ended September 30, 1997 from $1,138,145 for the comparable period in 1996. These increases were due to capital additions in 1996 and 1997.

     Operating income increased $407, or less than 1 percent, to $106,823 for the three months ended September 30, 1997 from $106,416 for the comparable period in 1996. Operating income increased $64,034, or approximately 29 percent, to $286,143 for the nine months ended September 30, 1997 from $222,109 for the similar period in 1996. These increases were the result of the increases in operating cash flow exceeding the increases in depreciation and amortization expense.

     Interest expense of the Partnership decreased $7,922, or approximately 4 percent, to $170,846 for the three months ended September 30, 1997 from $178,768 for the comparable period in 1996. The decrease was primarily the result of lower outstanding balances on interest bearing obligations during the three month periods. Interest expense increased $18,696, or approximately 4 percent, to $498,120 for the nine month period ended September 30, 1997 from $479,424 for the nine month period ended September 30, 1996. The increase for the nine month period was primarily the result of higher outstanding balances on interest bearing obligations.

      The Partnership recognized a gain on the sales of the Lake Geneva System and the Ripon System of $4,550,867 during the nine month period ended September 30, 1996. No similar gain was recognized during the comparable 1997 period.

      Net loss decreased $23,835, or approximately 27 percent, to $65,723 for the three months ended September 30, 1997 from $150,224 for the comparable 1996 period. This decrease was a result of the factors discussed above. The Partnership reported a net loss of $226,813 for the nine month period ended September 30, 1997 compared to net income of $3,855,829 for the comparable period in 1996. This change was the result of the gain on the sales of the Lake Geneva System and the Ripon System.

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


Dated: November 13, 1997