Form 10-K405
period 1997-12-31
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1998-03-25
CIK 840119

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from  ________ to  ________

Commission file number:  0-16939

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                   84-1069504
        --------                                   ----------
State of Organization                    (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309               (303) 792-3111
---------------------------------------------------         --------------
(Address of principal executive office and Zip Code    (Registrant's telephone
                                                       no. including area code)

Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:
                         Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange aAt of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X                                        No
                     ---                                          ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X
                                     ---


       DOCUMENTS INCORPORATED BY REFERENCE:                         None
(34074)

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

          THE PARTNERSHIP. Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Jones Spacelink Income/Growth Fund 1 Limited Partnership Program (the "Program"). Jones Intercable, Inc., a Colorado corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership owns the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo, Poneto, Vera Cruz and Garrett and certain unincorporated areas of Wells, Allen, Noble, Adams and DeKalb Counties, all in the State of Indiana (the "Northeast Indiana Systems").

          A primary objective of the Partnership has been to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The payment of quarterly operating cash flow distributions reduces the financial flexibility of the Partnership. The Partnership accordingly has suspended such distributions because funds from cash flow have been used to pay for necessary capital additions to the Partnership's Northeast Indiana Systems as a result of limited borrowing capacity under the Partnership's credit facility. The Partnership does not plan on resuming such distributions to the partners. The Partnership intends to make distributions to the limited partners from the net proceeds of the sale of its Northeast Indiana Systems.

          PROPOSED DISPOSITION OF CABLE TELEVISION SYSTEM. On December 17, 1997, the Partnership entered into an asset purchase agreement to sell the Northeast Indiana Systems to an unaffiliated party for a sales price of $23,500,000, subject to closing adjustments that may have the effect of increasing or decreasing the sales price by a non-material amount. Closing of the sale, which is anticipated to occur during the second quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents and the termination or expiration of the statutory waiting period applicable to the asset purchase agreement and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, because the Northeast Indiana Systems constitute all of the Partnership's assets, the sale must be approved by the owners of a majority of the interests of the Partnership. The General Partner intends to conduct a proxy vote on this matter in May of 1998. Upon the consummation of the proposed sale of the Northeast Indiana Systems, the Partnership will repay all of its indebtedness including the $7,500,000 borrowed under its credit facility and capital lease obligations totaling $120,042, leaving the Partnership with no debt outstanding, settle working capital adjustments, and then deposit $1,000,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $14,900,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Northeast Indiana Systems. Based upon financial information as of December 31, 1997, this distribution will provide the Partnership's limited partners an approximate return of $291.50 for each $500 limited partnership interest, or $583 for each $1,000 invested in the Partnership. Taking into account prior distributions to limited partners from the Partnership's operating cash flow and from the net proceeds from the sales of the Lake Geneva System and Ripon System, the limited partners of the Partnership will have received a total of $590 for each $500 limited partnership interest, or $1,180 for each $1,000 invested in the Partnership.

          For a period of one year following the closing date, $1,000,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Northeast Indiana Systems in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the purchaser at the end of the one-year period will be distributed to the limited partners of the Partnership at that time. If the entire $1,000,000 escrow amount is distributed to the limited partners, of which there can be no assurance, limited partners would receive $19.50 for each $500 limited partnership interest, or $39 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Northeast Indiana Systems represent the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account.

          CABLE TELEVISION SERVICES. The Northeast Indiana Systems offer to their subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

          Basic cable television service usually consists of signals of all national television networks broadcast by their local affiliates, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

          The Northeast Indiana Systems offer tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network
(CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks.
The Northeast Indiana Systems also offer a package that includes the basic service channels and the tier services.

          The Northeast Indiana Systems also offer premium services to subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax, Encore and others at a cost based on the number of subscribers served by the cable operator. The per service cost of premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

          The Northeast Indiana Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Northeast Indiana Systems. At December 31, 1997, the Northeast Indiana Systems' monthly basic service rates ranged from $8.98 to $10.12, monthly basic and tier ("basic plus") service rates ranged from $23.93 to $24.58 and monthly premium services ranged from $3.00 to $10.00 per premium service. In addition, the Partnership earns revenues from the Northeast Indiana Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $15.00 to $40.00; however, from time to time the Northeast Indiana Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty.
For the year ended December 31, 1997, of the total fees received by the Northeast Indiana Systems, basic service and tier service fees accounted for approximately 72 percent of total revenues, premium service fees accounted for approximately 14 percent of total revenues, pay-per-view fees were approximately 1 percent of total revenues, advertising fees were approximately 6 percent of total revenues and the remaining 7 percent of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Northeast Indiana Systems.

          FRANCHISES. The Northeast Indiana Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation.

          The Partnership holds 15 franchises for the Northeast Indiana Systems. These franchises provide for the payment of fees to the issuing authorities and generally range from 3 percent to 5 percent of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5 percent of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Partnership has never had a franchise revoked. The Partnership does not have any franchises that will expire prior to December 31, 1998.

          COMPETITION. Cable television systems currently experience competition from several sources.

          Broadcast Television.  Cable television systems have traditionally
          ---------------------
competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in certain of the systems owned or managed by the General Partner but not in the Northeast Indiana Systems. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers local broadcast programming, although at least one DBS provider is now attempting to do so. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone and Utilities.  Federal cross-ownership restrictions
          -----------------------
historically limited entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The General Partner cannot predict at this time the extent of telephone company competition that will emerge. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of cable television systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect. The local electric utility in the Washington D.C. area recently announced plans to participate in a planned video competitor.

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

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Partnership's Northeast Indiana Systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. In addition, Local Multipoint Distribution Services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

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

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations and there has been a recent increase in calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's Northeast Indiana Systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30 percent) by the incumbent cable operator, appreciable penetration (more than 15 percent) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

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

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

          Cable Entry Into Telecommunications.  The 1996 Telecom Act provides
          -----------------------------------
that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now on appeal to the Supreme Court.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the General Partner is now witnessing the beginning of LEC competition in a few of its cable communities.

          Under the 1996 Telecom Act, an LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. RCN and affiliates of local power companies recently have been certified to provide OVS service in areas encompassing the General Partner's cable systems in suburban Maryland and Virginia. This OVS potential competition is not yet operational.

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

          Electric Utility Entry Into Telecommunications/Cable Television.  The
          ---------------------------------------------------------------
1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

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

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40 percent of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30 percent of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. The investment by BCI Telecom Holding Inc. ("BCI") in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN). The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15 percent in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the D.C. Court of Appeals. Should the courts and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Recently there has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements.

          Inside Wiring.  The FCC recently determined that an incumbent cable
          -------------
operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for a MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent cable operators.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards and consumer electronics equipment compatibility. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

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

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5 percent of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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

          GENERAL. The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. The Northeast Indiana Systems have had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Northeast Indiana Systems is not significant. The Partnership's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

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


                              ITEM 2.  PROPERTIES
                              -------------------

          The Partnership acquired the Northeast Indiana Systems in November 1988. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Northeast Indiana Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1997, the Northeast Indiana Systems operated cable plant passing approximately 21,400 homes, with an approximate 67 percent penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                          At December 31,
                                                --------------------------------------------------------------------
NORTHEAST INDIANA SYSTEMS                                1997                   1996                   1995
-------------------------                       ---------------------  ----------------------  ---------------------
Monthly basic plus service rate                         $ 24.58                $ 23.08                $ 21.77
Basic subscribers                                        15,012                 14,540                 13,926
Pay units                                                 8,312                  7,468                  8,413



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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

  None.

                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

       While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1997, limited partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $140 to $185 per interest. As of February 16, 1998, the number of equity security holders in the Partnership was 2,118.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------


                                                          For the Year Ended December 31,
                                       ----------------------------------------------------------------------
                                           1997           1996           1995          1994          1993
                                       ------------  --------------  ------------  ------------  ------------

Revenues                               $ 5,522,807   $ 5,724,538     $ 6,838,837   $ 6,440,941   $ 6,214,322
Depreciation and Amortization            1,680,105     1,930,748       3,161,861     3,074,711     3,161,687
Operating Income (Loss)                    396,470      (110,944)       (630,272)     (714,065)     (681,473)
Net Income (Loss)                         (281,375)    3,711,661(a)   (1,495,469)   (1,459,114)   (1,328,059)
Net Income (Loss) per
  Limited Partnership Unit                   (5.43)        71.66(a)       (28.87)       (28.17)       (25.64)
Weighted average number of
  Limited Partner units outstanding         51,276        51,276          51,276        51,276        51,276
General Partner's Deficit                  (17,258)      (14,444)       (161,832)     (134,377)     (119,786)
Limited Partners' Capital                3,002,858     3,281,419       5,992,398     8,710,412    10,154,935
Total Assets                            10,944,711    11,477,059      18,237,340    19,865,099    21,435,720
Credit Facility and Capitalized
  Lease Obligations                      7,620,042     7,467,645      11,605,582    10,787,551    10,058,100
General Partner Advances                         -             -               -        44,786       584,196

(a) Net income resulted primarily from the sale of the Lake Geneva and Ripon Systems by Jones Spacelink Income/Growth Fund 1-A, Ltd. in April 1996.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

FINANCIAL CONDITION
-------------------

         It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with the policy, the Partnership has entered into an asset purchase agreement to sell the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo, Poneto, Vera Cruz and Garrett, and the unincorporated areas of Wells, Allen, Noble, Adams and DeKalb counties, all in the State of Indiana (the "Northeast Indiana Systems").

         On December 17, 1997, the Partnership entered into an asset purchase agreement to sell the Northeast Indiana Systems to an unaffiliated party (the "buyer") for a sales price of $23,500,000, subject to closing adjustments that may have the effect of increasing or decreasing the sales price by a non-material amount. Closing of the sale, which is anticipated to occur during the second quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents and the termination or expiration of the statutory waiting period applicable to the asset purchase agreement and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, because the Northeast Indiana Systems constitute all of the Partnership's assets, the sale must be approved by the owners of a majority of the interests of the Partnership. The General Partner intends to conduct a proxy vote on this matter in May 1998.
Upon the consummation of the proposed sale of the Northeast Indiana Systems, the Partnership will repay all of its indebtedness including the $7,500,000 borrowed under its credit facility and capital lease obligations totaling $120,042, leaving the Partnership with no debt outstanding, settle working capital adjustments, and then deposit $1,000,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $14,900,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the

Northeast Indiana Systems. Based upon financial information as of December 31, 1997, this distribution will give the Partnership's limited partners an approximate return of $291.50 for each $500 limited partnership interest, or $583 for each $1,000 invested in the Partnership. Taking into account prior distributions to limited partners from the Partnership's operating cash flow and from the net proceeds from the sales of the Lake Geneva System and Ripon System, the limited partners of the Partnership will have received a total of $590 for each $500 limited partner interest, or $1,180 for each $1,000 invested in the Partnership.

     For a period of one year following the closing date, $1,000,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Northeast Indiana Systems in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year period will be distributed to the limited partners of the Partnership at that time. If the entire $1,000,000 escrow amount is distributed to the limited partners, of which there can be no assurance, limited partners would receive $19.50 for each $500 limited partnership interest, or $39 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Northeast Indiana Systems represent the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account.

     During 1997, the Partnership generated cash from operating activities totaling $1,158,757, which is available to fund capital expenditures and non-operating costs. During 1997, the Partnership purchased plant and equipment for its cable television systems totaling approximately $906,000. Approximately 36 percent of these expenditures was for service drops to homes. Approximately 24 percent was for plant extensions related to new homes passed. The remainder of these expenditures was used to maintain the value of the Northeast Indiana Systems. The capital expenditures were funded primarily from cash flow from operations. Budgeted capital expenditures for all of 1998 are estimated to be approximately $427,000, and will be financed primarily from cash on hand and cash flow from operations. Service drops to homes are anticipated to account for approximately 47 percent of these expenditures and cable television plant extensions related to new homes passed are expected to account for approximately 35 percent of these expenditures. The remainder of the anticipated capital expenditures is necessary to maintain the value of the Northeast Indiana Systems until they are sold. Depending upon the timing of the closing of the sale of the Northeast Indiana Systems, the Partnership will make only the portion of the budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Northeast Indiana Systems.

     At December 31, 1997, $7,500,000 was outstanding under the Partnership's $8,000,000 credit facility, leaving $500,000 available for the Partnership.
This credit facility has a final maturity date of the earlier of June 30, 1998 or the date of sale of the Northeast Indiana Systems. This credit facility will be repaid in full upon the sale of the Northeast Indiana Systems. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of December 31, 1997 and 1996 were 7.17 percent and 6.84 percent, respectively.

     A primary objective of the Partnership has been to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The payment of quarterly cash flow distributions reduces the financial flexibility of the Partnership. The Partnership accordingly has suspended such distributions because funds from cash flow have been used to pay for necessary capital additions to the Partnership's Northeast Indiana Systems as a result of limited borrowing capacity under the Partnership's credit facility. The Partnership does not plan on resuming such distributions to the partners. The Partnership intends to make distributions to the limited partners from the net proceeds of the sale of the Northeast Indiana Systems. The Partnership declared such distributions totaling $1,262,626 and $1,262,626 in 1996 and 1995, respectively.

      The General Partner believes cash on hand and cash flow from operations will be sufficient to fund capital expenditures and other liquidity needs of the Partnership assuming the Northeast Indiana Systems are sold by June 30, 1998.

RESULTS OF OPERATIONS
---------------------

     As a result of the sale of the Lake Geneva System and the Ripon System in April 1996, the following discussion of results of operations, through operating income, pertains only to the results of operations for the Northeast Indiana Systems for all periods discussed.

     1997 Compared to 1996
     ---------------------

     Revenues of the Partnership increased $375,553, or approximately 7 percent, to $5,522,807 in 1997 compared to $5,147,254 in 1996. Basic service rate increases accounted for approximately 43 percent of the increase in revenues. Increases in the number of basic service subscribers accounted for approximately 41 percent of the increase in revenues. The number of basic service subscribers increased 601, or approximately 4 percent, to 15,012 at December 31, 1997 from 14,411 at December 31, 1996. No other individual factor had a significant effect on the increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $194,013, or approximately 7 percent, to $2,844,900 in 1997 from $2,650,887 in 1996. The increase was primarily the result of increases in programming costs and advertising sales related expenses. No other individual factor significantly affected the increases in operating expenses for the periods discussed. Operating expenses represented approximately 52 percent of revenues in 1997 and 1996, respectively.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $181,540, or approximately 7 percent, to $2,677,907 in 1997 from $2,496,367 in
1996. The increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated administrative costs from the General Partner increased $10,593, or approximately 2 percent, to $601,332 in 1997 from $590,739 in 1996. This increase was due to the increase in revenues, upon which management fees are based, which was offset in part by a reduction in allocated costs from the General Partner.

     Depreciation and amortization expense increased $166,956, or approximately 11 percent, to $1,680,105 in 1997 from $1,513,149 in 1996. The increase was due to capital additions in 1997.

     Operating income increased $3,991, or approximately 1 percent, to $396,470 in 1997 from $392,479 in 1996. The increase was the result of the increase in operating cash flow exceeding the increase in depreciation and amortization expense.

     Interest expense of the Partnership increased $28,829, or approximately 5 percent, to $664,204 in 1997 from $635,375 in 1996. The increase was primarily the result of higher outstanding balances on interest bearing obligations in 1997.

     The Partnership recognized a gain on the sales of the Lake Geneva System and the Ripon System of $4,550,867 in 1996. No similar gain was recognized during 1997.

     The Partnership reported a net loss of $281,375 in 1997 compared to net income of $3,711,661 in 1996. This change was the result of the fact that the Partnership did not sell any cable television systems in 1997 and thus had no gain comparable to the gain on the sales of the Lake Geneva System and the Ripon System in 1996.

     1996 Compared to 1995
     ---------------------

     Revenues increased $349,008, or approximately 7 percent, to $5,147,254 in 1996 from $4,798,246 in 1995. This increase was primarily the result of an increase in the number of basic subscribers in the Partnership's Northeast Indiana Systems and basic service rate increases. An increase in the number of basic subscribers accounted for approximately 41 percent of the increase in revenues. The number of basic subscribers in the Northeast Indiana Systems increased by 726 subscribers, or approximately 5 percent, to 14,411 subscribers in 1996, from 13,685 subscribers in 1995. Basic service rate increases accounted for approximately 33 percent of the increase in revenues. No other individual factor significantly contributed to the increase in revenues.

     Operating expenses increased $287,446, or approximately 12 percent, to $2,650,887 in 1996 from $2,363,441 in 1995. This increase was primarily the result of increases in programming fees. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

     Operating cash flow increased $61,562, or approximately 3 percent, to $2,496,367 in 1996 from $2,434,805 in 1995. This increase was due to the increase in revenue exceeding the increase in operating expenses.

     Management fees and allocated administrative costs from the General Partner decreased $16,123, or approximately 3 percent, to $590,739 in 1996 from $606,862 in 1995. The decrease was due to the timing of certain expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $237,810, or approximately 14 percent, to $1,513,149 in 1996 from $1,750,959 in 1995. This decrease was due to the maturation of the Partnership's asset base.

     The Partnership recognized operating income of $392,479 in 1996 compared to $76,984 in 1995. This increase in operating income was due to the increase in revenues and decreases in management fees and allocated administrative costs from the General Partner and depreciation and amortization expense exceeding the increase in operating expenses.

     Interest expense decreased $235,468, or approximately 27 percent, to $635,375 in 1996 from $870,843 in 1995. This decrease was primarily the result of lower outstanding balances on interest bearing obligations. A portion of the proceeds from the sale of the Lake Geneva and Ripon systems was used to repay a portion of the outstanding loan balance.

     The Partnership reported a gain on the sale of the Lake Geneva and Ripon Systems of $4,550,867 in 1996. No similar gain was reported in 1995.

     The Partnership reported net income of $3,711,661 in 1996 compared to a net loss of $1,495,469 in 1995. This change was a result of the gain on the sale of the Lake Geneva and Ripon Systems discussed above.


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the year ended December 31, 1997 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Jones Spacelink Income/Growth Fund 1-A, Ltd.:

     We have audited the accompanying balance sheets of Jones Spacelink Income/Growth Fund 1-A, Ltd. (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 13, 1998.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------


                                                                   December 31,
                                                            --------------------------
                                                                1997          1996
                                                            ------------  ------------

CASH                                                        $   146,657   $    56,865

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $12,965 and $5,425 at December 31, 1997
  and 1996, respectively                                        182,946       122,004

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                     12,139,015    11,233,310
  Less- accumulated depreciation                             (6,056,785)   (5,174,077)
                                                            -----------   -----------

                                                              6,082,230     6,059,233

  Franchise costs and other intangible assets, net of
    accumulated amortization of $9,112,732 and
    $8,374,039 at December 31, 1997 and
    December 31, 1996, respectively                           4,455,263     5,193,956
                                                            -----------   -----------

            Total investment in cable
               television properties                         10,537,493    11,253,189

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                      77,615        45,001
                                                            -----------   -----------

            Total assets                                    $10,944,711   $11,477,059
                                                            ===========   ===========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------


                                                            December 31,
                                                    ----------------------------
                                                        1997           1996
                                                    -------------  -------------

LIABILITIES:
  Credit facility and capitalized lease
    obligations                                     $  7,620,042   $  7,467,645
  Trade accounts payable and accrued liabilities         307,207        405,742
  Accrued distributions to partners                            -        315,657
  Subscriber prepayments and deposits                     31,862         21,040
                                                    ------------   ------------

            Total liabilities                          7,959,111      8,210,084
                                                    ------------   ------------

COMMITMENTS  AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                    1,000          1,000
    Distributions                                       (103,950)      (103,950)
    Accumulated earnings                                  85,692         88,506
                                                    ------------   ------------

                                                         (17,258)       (14,444)
                                                    ------------   ------------
  Limited Partners-
    Contributed capital, net of
      related commissions, syndication
      costs and interest (51,276 units
      outstanding at December 31, 1997
      and 1996)                                       21,875,852     21,875,852
    Distributions                                    (15,291,180)   (15,291,180)
    Accumulated deficit                               (3,581,814)    (3,303,253)
                                                    ------------   ------------

                                                       3,002,858      3,281,419
                                                    ------------   ------------

            Total partners' capital (deficit)          2,985,600      3,266,975
                                                    ------------   ------------

            Total liabilities and partners'
               capital (deficit)                    $ 10,944,711   $ 11,477,059
                                                    ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                               For the Year Ended
                                                                   December 31,
                                                  ----------------------------------------------
                                                     1997             1996              1995
                                                  -----------  -------------------  ------------

REVENUES                                          $5,522,807       $5,724,538       $ 6,838,837

COSTS AND EXPENSES:
  Operating expenses                               2,844,900        3,224,895         3,426,527
  Management fees and allocated administrative
    costs from the General Partner                   601,332          679,839           880,721
  Depreciation and amortization                    1,680,105        1,930,748         3,161,861
                                                  ----------       ----------       -----------

OPERATING INCOME (LOSS)                              396,470         (110,944)         (630,272)

OTHER INCOME (EXPENSE):
  Interest expense                                  (664,204)        (635,375)         (870,843)
  Gain on sale of cable television system                  -        4,550,867                 -
  Other, net                                         (13,641)         (92,887)            5,646
                                                  ----------       ----------       -----------

            Total other income (expense)            (677,845)       3,822,605          (865,197)
                                                  ----------       ----------       -----------

NET INCOME (LOSS)                                 $ (281,375)      $3,711,661       $(1,495,469)
                                                  ==========       ==========       ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $   (2,814)      $  160,140       $   (14,955)
                                                  ==========       ==========       ===========

  Limited Partners                                $ (278,561)      $3,551,521       $(1,480,514)
                                                  ==========       ==========       ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                    $(5.43)          $69.26           $(28.87)
                                                  ==========       ==========       ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNER UNITS
  OUTSTANDING                                         51,276           51,276            51,276
                                                  ==========       ==========       ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                                                 For the Year Ended
                                                                    December 31,
                                                       ---------------------------------------
                                                          1997          1996          1995
                                                       -----------  ------------  ------------

GENERAL PARTNER:
  Balance, beginning of year                           $  (14,444)  $  (161,958)  $  (134,377)
  Cash flow distributions                                       -       (12,626)      (12,626)
  Net income (loss) for the year                           (2,814)      160,140       (14,955)
                                                       ----------   -----------   -----------

  Balance, end of year                                 $  (17,258)  $   (14,444)  $  (161,958)
                                                       ==========   ===========   ===========

LIMITED PARTNERS:
  Balance, beginning of year                           $3,281,419   $ 5,979,898   $ 8,710,412
  Cash flow distributions                                       -    (1,250,000)   (1,250,000)
  Distribution from sale of cable television system             -    (5,000,000)            -
  Net income (loss) for the year                         (278,561)    3,551,521    (1,480,514)
                                                       ----------   -----------   -----------

  Balance, end of year                                 $3,002,858   $ 3,281,419   $ 5,979,898
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                   For the Year Ended
                                                                                       December 31,
                                                                      ----------------------------------------------
                                                                         1997             1996              1995
                                                                      -----------  -------------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $ (281,375)     $  3,711,661      $(1,495,469)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                    1,680,105         1,930,748        3,161,861
      Gain on sale of cable television system                                  -        (4,550,867)               -
      Decrease (increase) in trade accounts receivable, net              (60,942)          104,612          (95,974)
      Increase in deposits, prepaid expenses and other assets            (91,318)          (22,669)         (21,402)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments
        and deposits                                                     (87,713)          (78,005)          41,434
      Decrease in advances from Jones Intercable, Inc.                         -                 -          (44,786)
                                                                      ----------      ------------      -----------

               Net cash provided by operating activities               1,158,757         1,095,480        1,545,664
                                                                      ----------      ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                               (905,705)       (1,009,939)      (1,275,117)
  Proceeds from sale of cable television system                                -        10,058,334                -
                                                                      ----------      ------------      -----------

               Net cash provided by (used in) investing activities      (905,705)        9,048,395       (1,275,117)
                                                                      ----------      ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               687,618         5,930,512          870,251
  Repayment of borrowings                                               (535,221)      (10,068,449)         (52,220)
  Increase (decrease) in accrued distributions                          (315,657)                -          315,657
  Distributions to partners                                                    -        (6,262,626)      (1,262,626)
                                                                      ----------      ------------      -----------

               Net cash used in financing activities                    (163,260)      (10,400,563)        (128,938)
                                                                      ----------      ------------      -----------

INCREASE (DECREASE) IN CASH                                               89,792          (256,688)         141,609

CASH, BEGINNING OF YEAR                                                   56,865           313,553          171,944
                                                                      ----------      ------------      -----------

CASH, END OF YEAR                                                     $  146,657      $     56,865      $   313,553
                                                                      ==========      ============      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                       $  719,176      $    638,714      $   875,993
                                                                      ==========      ============      ===========

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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS:
     ------------------------------------

     Formation and Business
     ----------------------

     Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on May 12, 1988, pursuant to a public offering of limited partner interests. The Partnership was formed to acquire, construct, develop and operate cable television systems. Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the "General Partner," and manager of the Partnership. Intercable and certain of its subsidiaries also own and operate cable television systems for their own account and for the account of other managed limited partnerships.

     Cable Television System Acquisitions
     ------------------------------------

     In November 1988, the Partnership purchased the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo, Poneto, Vera Cruz and Garrett, and the unincorporated areas of Wells, Allen, Noble, Adams and Dekalb Counties, all in the State of Indiana (the "Northeast Indiana Systems").

     In March 1991, the Partnership purchased the cable television system serving the communities of Lake Geneva and areas of Walworth County, all in the State of Wisconsin (the "Lake Geneva System") and the cable television system serving the communities of Ripon and areas of Fond-du-Lac County, all in the State of Wisconsin (the "Ripon System"). Such systems were sold in 1996 as discussed below.

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

     Sales of Cable Television Systems
     ---------------------------------

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

     Proposed Sale of Cable Television Systems
     -----------------------------------------

     On December 17, 1997, the Partnership entered into an asset purchase agreement to sell the Northeast Indiana Systems to an unaffiliated party (the "buyer") for a sales price of $23,500,000, subject to closing adjustments that may have the effect of increasing or decreasing the sales price by a non-material amount. Closing of the sale, which is anticipated to occur during the second quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents and the termination or expiration of the statutory waiting period applicable to the asset purchase agreement and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, because the Northeast Indiana Systems constitute all of the Partnership's assets, the sale must be approved by the owners of a majority of the interests of the Partnership. The General Partner intends to conduct a proxy vote on this matter in May 1998.
Upon the consummation of the proposed sale of the Northeast Indiana Systems, the Partnership will repay all of its indebtedness including the $7,500,000 borrowed under its credit facility and capital lease obligations totaling $120,042, leaving the Partnership with no debt outstanding, settle working capital adjustments, and then deposit $1,000,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $14,900,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Northeast Indiana Systems. Based upon financial information as of December 31, 1997, this distribution will give the Partnership's limited partners an approximate return of $291.50 for each $500 limited partnership interest, or $583 for each $1,000 invested in the Partnership. Taking into account prior distributions to limited partners from the Partnership's operating cash flow and from the net proceeds from the sales of the Lake Geneva System and Ripon System, the limited partners of the Partnership will have received a total of $590 for each $500 limited partner interest, or $1,180 for each $1,000 invested in the Partnership.

     For a period of one year following the closing date, $1,000,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Northeast Indiana Systems in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year period will be distributed to the limited partners of the Partnership at that time. If the entire $1,000,000 escrow amount is distributed to the limited partners, of which there can be no assurance, limited partners would receive $19.50 for each $500 limited partnership interest, or $39 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Northeast Indiana Systems represent the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account.

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

     Property, Plant and Equipment
     -----------------------------

     Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated service lives:

               Cable distribution systems        5 - 15  years
               Equipment and tools               5 -  7  years
               Office furniture and equipment    3 -  5  years
               Buildings                             30  years
               Vehicles                          3 -  4  years

     Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

     Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

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

     Intangible Assets
     -----------------

     Costs assigned to intangible assets are being amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                                         2 - 13  years
               Costs in excess of interests in net assets purchased        33  years

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the 1997 presentation.

(3)  PROPERTY, PLANT AND EQUIPMENT:
     -----------------------------

     Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:

                                                1997          1996
                                            -----------   -----------

          Cable distribution systems        $11,182,336   $10,440,907
          Equipment and tools                   504,417       435,937
          Office furniture and equipment        179,632       156,856
          Buildings                              12,002        12,002
          Vehicles                              255,628       182,608
          Land                                    5,000         5,000
                                            -----------   -----------

                                             12,139,015    11,233,310
                                            -----------   -----------

          Less-accumulated depreciation      (6,056,785)   (5,174,077)
                                            -----------   -----------

                                            $ 6,082,230   $ 6,059,233
                                            ===========   ===========

(4)  DEBT:
     -----

     At December 31, 1997 and 1996, debt consisted of the following:



                                                    1997        1996
                                                 ----------  ----------

      Revolving credit and term loan facility    $7,500,000  $7,400,000
      Capital lease obligations                     120,042      67,645
                                                 ----------  ----------

                                                 $7,620,042  $7,467,645
                                                 ==========  ==========

     At December 31, 1997, $7,500,000 was outstanding under the Partnership's $8,000,000 credit facility, leaving $500,000 available for the Partnership.
This credit facility currently has a final maturity date of the earlier of June 30, 1998 or the date of sale of the Northeast Indiana Systems. This credit facility will be repaid in full upon the sale of the Northeast Indiana Systems. If the sale of the Northeast Indiana Systems is not closed by June 30, 1998, the Partnership will refinance its existing debt structure. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of December 31, 1997 and 1996 were 7.17 percent and 6.84 percent, respectively.

     Estimated maturities of the term loan and capital lease obligations for the five years in the period ended December 31, 2002 and thereafter are as follows:

          1998                                      $7,536,013
          1999                                          36,013
          2000                                          36,013
          2001                                          12,003
          2002                                               -
          Thereafter                                         -
                                                     ---------

                                                    $7,620,042
                                                     =========

      At December 31, 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(5)  SIGNIFICANT TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES:
     ----------------------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the years ended December 31, 1997, 1996 and 1995 were $276,140, $286,227 and $341,942, respectively.

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

     The Partnership reimburses the General Partner and certain of its subsidiaries for certain allocated general and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relation services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $325,192, $393,612 and $538,779 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Partnership was charged interest during 1997 at an average interest rate of approximately 7.82 percent per annum on the amounts due the General Partner, which approximated the General Partner's weighted average cost of borrowing. Total interest charged to the Partnership by the General Partner was $2,796, $67,530 and $9,243 for the years ended December 31, 1997, 1996 and
1995, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership receives or has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of the General Partner.

     Payments to Superaudio by the Partnership for the years ended December 31, 1997, 1996 and 1995 totaled $9,775, $9,979 and $11,632, respectively. Payments to Knowledge TV, Inc. by the Partnership for the years ended December 31, 1997, 1996 and 1995 totaled $10,870, $10,882 and $12,438, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1996, for the years ended December 31, 1997, 1996 and 1995 totaled $-0-, $1,557 and $4,869, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $11,313 and $3,039 in 1997 and 1996, respectively.

     The Partnership receives a commission from Product Information Network, based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership for the years ended December 31, 1997, 1996 and 1995 totaling $18,248, $12,295 and $1,871, respectively.

(6)  DISTRIBUTIONS FROM CASH FLOW:
     ----------------------------

     A primary objective of the Partnership has been to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The payment of quarterly cash flow distributions reduces the financial flexibility of the Partnership. The Partnership accordingly has suspended such distributions in 1997 because funds from cash flow have been used to pay for necessary capital additions to the Partnership's Northeast Indiana Systems as a result of limited borrowing capacity under the Partnership's credit facility. The Partnership does not plan on resuming such distributions to the partners. The Partnership intends to make distributions to the limited partners from the net proceeds of the sale of the Northeast Indiana Systems. The Partnership declared such distributions totaling $1,262,626 and $1,262,626 in 1996 and 1995, respectively.

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

(8)  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $63,959, $66,613 and $73,344, respectively, for the years ended December 31, 1997, 1996 and 1995. Future minimum lease payments as of December 31, 1997, under noncancelable operating leases for each of the five years in the period ending December 31, 2002, and thereafter are as follows:

          1998                                      $ 46,780
          1999                                        42,294
          2000                                        23,398
          2001                                         5,292
          2002                                         4,742
          Thereafter                                   9,050
                                                     -------
                                                    $131,556
                                                     =======

(9)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION:
     -----------------------------------------

     Supplementary profit and loss information for the respective years are presented below:


                                                                    Year Ended December 31,
                                                               --------------------------------
                                                                 1997       1996        1995
                                                               --------  ----------  ----------

 Maintenance and repairs                                       $ 25,266  $   37,948  $   55,247
                                                               ========  ==========  ==========

 Taxes, other than income and payroll taxes                    $ 85,447  $   76,760  $   99,201
                                                               ========  ==========  ==========

 Advertising                                                   $ 33,297  $   56,746  $   76,683
                                                               ========  ==========  ==========

 Depreciation of property, plant and equipment                 $915,602  $  910,553  $1,164,194
                                                               ========  ==========  ==========

 Amortization of intangible assets                             $764,503  $1,020,195  $1,997,667
                                                               ========  ==========  ==========

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

       Glenn R. Jones            68           Chairman of the Board and Chief Executive Officer
       James B. O'Brien          48           President and Director
       Ruth E. Warren            48           Group Vice President/Operations
       Kevin P. Coyle            46           Group Vice President/Finance
       Christopher J. Bowick     42           Group Vice President/Technology
       Cheryl M. Sprague         45           Group Vice President/Human Resources
       Cynthia A. Winning        46           Group Vice President/Marketing
       Elizabeth M. Steele       46           Vice President/General Counsel/Secretary
       Larry W. Kaschinske       38           Vice President/Controller
       Robert E. Cole            65           Director
       William E. Frenzel        69           Director
       Josef J. Fridman          52           Director
       Donald L. Jacobs          59           Director
       Robert Kearney            61           Director
       James J. Krejci           56           Director
       Raphael M. Solot          64           Director
       Howard O. Thrall          50           Director
       Siim A. Vanaselja         41           Director
       Sanford Zisman            58           Director
       Robert B. Zoellick        44           Director

       Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

       Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as the Chairman of the Board of Directors of the Cable Television Administration and Marketing Association and as a director and a member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

       Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990.

       Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

       Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Prior to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989. Mr. Bowick also has served since 1995 as President of Jones Futurex, Inc., a wholly owned subsidiary of the General Partner that manufactures and markets data encryption products.

       Ms. Cheryl M. Sprague joined the General Partner in November 1997 as Group Vice President/Human Resources. Prior to November 1997 and since December 1995, Ms. Sprague served as Director, Human Resources for Westmoreland Coal Company, where she was responsible for human resources management for said company and three of its subsidiaries. From October 1993 to December 1995, Ms. Sprague served as President of Peak Executive Resources, where she provided consulting services in organizational development and human resources to businesses experiencing organizational transition. From April 1992 to October 1993, Ms. Sprague was Vice President, Human Resources for Penrose-St. Francis Healthcare System, where she was responsible for management of all human resources activities. Ms. Sprague serves as an adjunct instructor at Regis University and has earned the professional designation as a Senior Professional in Human Resources from the Society for Human Resource Management and its affiliate, the Human Resources Certification Board. Ms. Sprague is a past president of the Colorado Human Resource Association and was named by that association as the Colorado Human Resources Administrator of the Year in 1986. Ms. Sprague also serves as a director on the Area VI Board for the Society for Human Resource Management.

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

     Mr. Josef J. Fridman was appointed a Director of the General Partner in February 1998. Mr. Fridman is currently senior vice-president, law and corporate secretary of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since January 1991. Mr. Fridman's directorships include Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Association.

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

     Mr. Robert Kearney was appointed a director of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

     Mr. James J. Krejci is President and CEO of Imagelink Technologies, Inc., a privately financed company with leading technology in the desktop or personal computer videoconferencing market. Prior to joining

Imagelink Technologies in July 1996, Mr. Krejci was President of the International Division of International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci started his career as an electronics research engineer with the Allen-Bradley Company, then moved to the 3M Company, General Electric and Becton Dickinson until March 1985 when he joined Jones International, Ltd. Mr. Krejci has been a director of the General Partner since August 1987.

     Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

     Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr. Thrall is a management and international marketing consultant, having active assignments with First National Net, Inc., LEP Technologies, Cheong Kang Associates (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others. From September 1993 through July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary.

     Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. He is the Executive Vice President and Chief Financial Officer of Bell Canada International Inc. and Vice President of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

     Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 32 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

     Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is the John M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was an Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings.

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


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

     As of February 16, 1998, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


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

TRANSACTIONS WITH THE GENERAL PARTNER

     The General Partner charges the Partnership a 5 percent management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.

     The General Partner from time to time also advances funds to the Partnership and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

     Knowledge TV, Inc., a company owned 67 percent by Jones Education Group, Ltd., 7 percent by Mr. Jones and 26 percent by the General Partner, operates the television network JEC Knowledge TV. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV. Inc. sells its programming to the Northeast Indiana Systems.

     Jones Computer Network, Ltd., a wholly owned subsidiary of Jones Education Group, Ltd., a company owned 64 percent by Jones International, Ltd., 16 percent by the General Partner, 12 percent by BCI and 8 percent by Mr. Jones, operated the television network, Jones Computer Network. This network provided programming focused primarily on computers and technology. Jones Computer Network sold its programming to the Northeast Indiana Systems. Jones Computer Network, Ltd. terminated its programming in April 1997.

     The Great American Country network provides country music video programming to the cable television systems owned by the Partnership. This network, owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, commenced service in 1996 in the Northeast Indiana Systems.

     Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides audio programming to the Northeast Indiana Systems.

     The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. The Partnership's Northeast Indiana Systems carries PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Northeast Indiana Systems totaled approximately $18,248 for the year ended December 31, 1997.

     The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                      For the Year Ended December 31,
                                                    -------------------------------------------------------------------
                                                            1997                   1996                   1995
                                                    ---------------------  ---------------------  ---------------------
Management fees                                          $276,140               $286,227               $341,942
Allocation of expenses                                    325,192                393,612                538,779
Interest expense                                            2,796                 67,530                  9,243
Amount of advances outstanding                                  0                      0                      0
Highest amount of advances outstanding                    156,929                111,692                 30,144
Programming fees:
   Knowledge TV, Inc.                                      10,870                 10,882                 12,438
   Jones Computer Network, Ltd.                                 0                  1,557                  4,869
   Great American Country                                  11,313                  3,039                      0
   Superaudio                                               9,775                  9,979                 11,632

                                    PART IV.
                                    --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------


(a)  1.               See index to financial statements for a list of financial
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

     10.1.5 Copy of franchise and related documents granting a cable television system franchise for the City of Butler, Indiana. (1)

     10.1.6 Copy of franchise and related documents granting a cable television system franchise for the City of Decatur, Indiana. (1)

     10.1.7 Copy of franchise and related documents granting a cable television system franchise for the County of DeKalb, Indiana. (1)

     10.1.8 Copy of franchise and related documents granting a cable television system franchise for the City of Garrett, Indiana. (1)

     10.1.9 Copy of franchise and related documents granting a cable television system franchise for the Town of Monroe, Indiana.(1)

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

     10.3.3           Asset Purchase Agreement dated December 17, 1997 between
                      Triax Midwest Associates, L.P. and Jones Spacelink
                      Income/Growth Fund 1-A, Ltd.

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

                                 JONES SPACELINK INCOME/
                                 GROWTH FUND 1-A, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.

                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 23, 1998                 Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 23, 1998                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      ------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 23, 1998                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 23, 1998                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      --------------------
                                      James B. O'Brien
Dated: March 23, 1998                 President and Director


                                 By:  /s/ Robert E. Cole
                                      ------------------
                                      Robert E. Cole
Dated: March 23, 1998                 Director


                                 By:  /s/ William E. Frenzel
                                      ----------------------
                                      William E. Frenzel
Dated: March 23, 1998                 Director

                                 By:  --------------------------
                                      Josef J. Fridman
Dated: March 23, 1998                 Director


                                 By:  --------------------------
                                      Donald L. Jacobs
Dated: March 23, 1998                 Director


                                 By:  --------------------------
                                      Robert Kearney
Dated: March 23, 1998                 Director


                                 By:  /s/ James J. Krejci
                                      --------------------------
                                      James J. Krejci
Dated: March 23, 1998                 Director


                                 By:  /s/ Raphael M. Solot
                                      --------------------------
                                      Raphael M. Solot
Dated: March 23, 1998                 Director

                                      /s/ Howard O. Thrall
                                 By:  --------------------------
                                      Howard O. Thrall
Dated: March 23, 1998                 Director


                                 By:  --------------------------
                                      Siim A. Vanaselja
Dated: March 23, 1998                 Director


                                 By:  /s/ Sanford Zisman
                                      --------------------------
                                      Sanford Zisman
Dated: March 23, 1998                 Director


                                 By:  /s/ Robert B. Zoellick
                                      --------------------------
                                      Robert B. Zoellick
Dated: March 23, 1998                 Director