Form 10-K/A
period 1997-12-31
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1998-04-28
CIK 840119

                               FORM 10-K/A NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                   -----


                 DOCUMENTS INCORPORATED BY REFERENCE:     None

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

                                                                          At December 31,
                                                --------------------------------------------------------------------
Northeast Indiana Systems                                1997                   1996                   1995
-------------------------                       ----------------------  ---------------------  ---------------------
Monthly basic plus service rate                         $ 24.58                $ 23.08                $ 21.77
Basic subscribers                                        15,012                 14,540                 13,926
Pay units                                                 8,312                  7,468                  8,413



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

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------


                                                          For the Year Ended December 31,
                                       ----------------------------------------------------------------------
                                           1997           1996           1995          1994          1993
                                       ------------  --------------  ------------  ------------  ------------

Revenues                               $ 5,522,807   $ 5,724,538     $ 6,838,837   $ 6,440,941   $ 6,214,322
Depreciation and Amortization            1,680,105     1,930,748       3,161,861     3,074,711     3,161,687
Operating Income (Loss)                    396,470      (110,944)       (630,272)     (714,065)     (681,473)
Net Income (Loss)                         (281,375)    3,711,661/(a)/ (1,495,469)   (1,459,114)   (1,328,059)
Net Income (Loss) per
  Limited Partnership Unit                   (5.43)        71.66/(a)/     (28.87)       (28.17)       (25.64)
Weighted average number of
  Limited Partner units outstanding         51,276        51,276          51,276        51,276        51,276
General Partner's Deficit                  (17,258)      (14,444)       (161,832)     (134,377)     (119,786)
Limited Partners' Capital                3,002,858     3,281,419       5,992,398     8,710,412    10,154,935
Total Assets                            10,944,711    11,477,059      18,237,340    19,865,099    21,435,720
Credit Facility and Capitalized
  Lease Obligations                      7,620,042     7,467,645      11,605,582    10,787,551    10,058,100
General Partner Advances                         -             -               -        44,786       584,196

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

     Intangible Assets
     -----------------

     Costs assigned to intangible assets are being amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                        6  -  7  years
               Costs in excess of interests in net
               assets purchased                            33  years

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the 1997 presentation.

(3)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:

                                                                            1997          1996
                                                                        ------------  ------------

          Cable distribution systems                                    $11,182,336   $10,440,907
          Equipment and tools                                               504,417       435,937
          Office furniture and equipment                                    179,632       156,856
          Buildings                                                          12,002        12,002
          Vehicles                                                          255,628       182,608
          Land                                                                5,000         5,000
                                                                        -----------   -----------

                                                                         12,139,015    11,233,310
                                                                        -----------   -----------

          Less- accumulated depreciation                                 (6,056,785)   (5,174,077)
                                                                        -----------   -----------

                                                                        $ 6,082,230   $ 6,059,233
                                                                        ===========   ===========

(4)  DEBT:
     -----

     At December 31, 1997 and 1996, debt consisted of the following:

                                                                           1997          1996
                                                                        -----------   -----------

      Revolving credit and term loan facility                           $ 7,500,000   $ 7,400,000
      Capital lease obligations                                             120,042        67,645
                                                                        -----------   -----------

                                                                        $ 7,620,042   $ 7,467,645
                                                                        ===========   ===========

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

     The programming fees paid by the Partnership to Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd. and Great American Country (collectively, the "affiliated programming providers") are governed by the terms of the various master programming agreements entered into by and between the General Partner and each of the affiliated programming providers. Generally, with respect to most video programming services, cable operators pay to programmers a monthly license fee per subscriber that is based on a number of factors, including the perceived value of the programming, the size of the cable operator and the level of distribution of the programming service within the cable operator's systems and the other terms and conditions under which the programming is provided. The General Partner negotiates master programming agreements with each programming network distributed on any of its owned or managed cable systems. The Partnership pays the same per subscriber rate for all of its programming, including the programming provided by affiliates of the General Partner, as the General Partner pays for the programming it provides on cable television systems that it owns itself, i.e., the General Partner does not receive any markup for programming provided to the Partnership under its master programming agreements. The master programming agreements entered into by and between the General Partner and the affiliated programming providers were negotiated by officers of the General Partner with representatives of the affiliated programming providers.

(6)  DISTRIBUTIONS FROM CASH FLOW:
     ----------------------------

     A primary objective of the Partnership has been to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The payment of quarterly cash flow distributions reduces the financial flexibility of the Partnership. The Partnership accordingly has suspended such distributions in 1997 because funds from cash flow have been used to pay for necessary capital additions to the Partnership's Northeast Indiana Systems as a result of limited borrowing capacity under the Partnership's credit facility. The Partnership does not plan on resuming such distributions to the partners. The Partnership intends to make distributions to the limited partners from the net proceeds of the sale of the Northeast Indiana Systems. The Partnership declared such distributions totaling $1,262,626 (approximately $25 for each $500 limited partner interest) and $1,262,626 (approximately $25 for each $500 limited partner interest) in 1996 and 1995, respectively.

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

          1998                                       $46,780
          1999                                        42,294
          2000                                        23,398
          2001                                         5,292
          2002                                         4,742
          Thereafter                                   9,050
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

                                 JONES SPACELINK INCOME/
                                 GROWTH FUND 1-A, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.


                                      By /s/ Kevin P. Coyle
                                         ------------------
                                         Kevin P. Coyle
                                         Group Vice President/Finance
Dated: April 28, 1998                    (Principal Financial Officer)