Form 10-Q
period 1998-03-31
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1998-05-13
CIK 840119

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended  March 31, 1998
                               ----------------
[_]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from         to
                               -------    -------

                        Commission File Number:  0-16939

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

Yes    X                                                            No _________
    -------

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                     ------

                                                              March 31,    December 31,
                                                                 1998          1997
                                                             ------------  -------------

CASH                                                         $   121,911    $   146,657

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $13,596 and $12,965 at
  March 31, 1998 and December 31, 1997, respectively             256,719        182,946

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      12,348,775     12,139,015
  Less - accumulated depreciation                             (6,301,147)    (6,056,785)
                                                             -----------    -----------

                                                               6,047,628      6,082,230

  Franchise costs and other intangible assets, net of
    accumulated amortization of $9,297,405 and $9,112,732
    at March 31, 1998 and December 31, 1997, respectively      4,270,590      4,455,263
                                                             -----------    -----------

          Total investment in cable television properties     10,318,218     10,537,493

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                      199,360         77,615
                                                             -----------    -----------

          Total assets                                       $10,896,208    $10,944,711
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------



                                                      March 31,    December 31,
                                                        1998           1997
                                                    -------------  -------------

LIABILITIES:
  Credit facility and capitalized lease
    obligations                                     $  7,611,993   $  7,620,042
  Trade accounts payable and accrued liabilities         322,332        307,207
  Subscriber prepayments and deposits                     32,979         31,862
                                                    ------------   ------------

            Total liabilities                          7,967,304      7,959,111
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                    1,000          1,000
    Distributions                                       (103,950)      (103,950)
    Accumulated earnings                                  85,125         85,692
                                                    ------------   ------------

                                                         (17,825)       (17,258)
                                                    ------------   ------------

  Limited Partners-
    Contributed capital, net of
      related commissions, syndication
      costs and interest (51,276 units
      outstanding at March 31, 1998
      and December 31, 1997)                          21,875,852     21,875,852
    Distributions                                    (15,291,180)   (15,291,180)
    Accumulated deficit                               (3,637,943)    (3,581,814)
                                                    ------------   ------------

                                                       2,946,729      3,002,858
                                                    ------------   ------------

            Total partners' capital (deficit)          2,928,904      2,985,600
                                                    ------------   ------------

            Total liabilities and partners'
               capital (deficit)                    $ 10,896,208   $ 10,944,711
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                       For the Three Months
                                                         Ended March 31,
                                                     ------------------------
                                                        1998         1997
                                                     -----------  -----------

REVENUES                                             $1,449,053   $1,344,655

COSTS AND EXPENSES:
  Operating expenses                                    754,884      691,538
  Management fees and allocated administrative
    costs from the General Partner                      158,830      146,028
  Depreciation and amortization                         441,332      406,109
                                                     ----------   ----------

OPERATING INCOME                                         94,007      100,980
                                                     ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                     (155,390)    (160,731)
  Other, net                                              4,687       (5,492)
                                                     ----------   ----------

            Total other income (expense)               (150,703)    (166,223)
                                                     ----------   ----------

NET LOSS                                             $  (56,696)  $  (65,243)
                                                     ==========   ==========

ALLOCATION OF NET LOSS:
  General Partner                                    $     (567)  $     (652)
                                                     ==========   ==========

  Limited Partners                                   $  (56,129)  $  (64,591)
                                                     ==========   ==========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                       $(1.09)      $(1.26)
                                                     ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                            51,276       51,276
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                  For the Three Months
                                                                    Ended March 31,
                                                                 ----------------------
                                                                    1998        1997
                                                                 ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $ (56,696)  $ (65,243)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                              441,332     406,109
        Increase in trade accounts receivable, net                 (73,773)    (11,986)
        Increase in deposits, prepaid expenses and
          other assets                                            (134,042)    (34,277)
        Increase (decrease) in trade accounts payable and
          accrued liabilities and subscriber prepayments
          and deposits                                              16,242     (47,647)
                                                                 ---------   ---------

          Net cash provided by operating activities                193,063     246,956
                                                                 ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment, net                       (209,760)   (235,355)
                                                                 ---------   ---------

          Net cash used in investing activities                   (209,760)   (235,355)
                                                                 ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                          -        600,000
    Repayment of borrowings                                         (8,049)     (8,001)
    Decrease in accrued distributions                                 -       (315,657)
                                                                 ---------   ---------

          Net cash provided by (used in) financing activities       (8,049)    276,342
                                                                 ---------   ---------

Increase (decrease) in cash                                        (24,746)    287,943

Cash, at beginning of period                                       146,657      56,865
                                                                 ---------   ---------

Cash, at end of period                                           $ 121,911   $ 344,808
                                                                 =========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $ 139,388   $ 158,595
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at March 31, 1998 and December 31, 1997 and its results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo, Poneto, Vera Cruz and Garrett, and portions of the unincorporated areas of Wells, Allen, Noble, Adams and DeKalb Counties, all in the State of Indiana (the "Northeast Indiana Systems").

(2) On December 17, 1997, the Partnership entered into an asset purchase agreement to sell the Northeast Indiana Systems to an unaffiliated party for a sales price of $23,500,000, subject to closing adjustments that may have the effect of increasing or decreasing the sales price by a non-material amount. Closing of the sale, which is anticipated to occur on June 30, 1998, is subject to several conditions, including necessary governmental and other third party consents and the termination or expiration of the statutory waiting period applicable to the asset purchase agreement and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, because the Northeast Indiana Systems constitute all of the Partnership's assets, the sale must be approved by the owners of a majority of the interests of the Partnership. The General Partner intends to conduct a vote of the limited partners on this matter in May 1998. Upon the consummation of the proposed sale of the Northeast Indiana Systems, the Partnership will repay all of its indebtedness including the $7,500,000 borrowed under its credit facility and capital lease obligations totaling $111,993, leaving the Partnership with no debt outstanding, settle working capital adjustments, and then deposit $1,000,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $15,185,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Northeast Indiana Systems. Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $296 for each $500 limited partnership interest, or $592 for each $1,000 invested in the Partnership. Taking into account prior distributions to limited partners from the Partnership's operating cash flow and from the net proceeds from the sales of the Lake Geneva System and Ripon System, the limited partners of the Partnership will have received a total of $594 for each $500 limited partner interest, or $1,188 for each $1,000 invested in the Partnership.

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

(3) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three month periods ended March 31, 1998 and 1997 were $72,453 and $67,233, respectively.

     The Partnership reimburses the General Partner and certain of its subsidiaries for certain allocated general and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. General and administrative expenses allocated to the Partnership by the General Partner were $86,377 and $78,795 for the three month periods ended March 31, 1998 and 1997.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



FINANCIAL CONDITION
-------------------

     On December 17, 1997, the Partnership entered into an asset purchase agreement to sell the Northeast Indiana Systems to an unaffiliated party for a sales price of $23,500,000, subject to closing adjustments that may have the effect of increasing or decreasing the sales price by a non-material amount. Closing of the sale, which is anticipated to occur on June 30, 1998, is subject to several conditions, including necessary governmental and other third party consents and the termination or expiration of the statutory waiting period applicable to the asset purchase agreement and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, because the Northeast Indiana Systems constitute all of the Partnership's assets, the sale must be approved by the owners of a majority of the interests of the Partnership. The General Partner intends to conduct a vote of the limited partners on this matter in May 1998. Upon the consummation of the proposed sale of the Northeast Indiana Systems, the Partnership will repay all of its indebtedness including the $7,500,000 borrowed under its credit facility and capital lease obligations totaling $111,993, leaving the Partnership with no debt outstanding, settle working capital adjustments, and then deposit $1,000,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $15,185,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Northeast Indiana Systems. Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $296 for each $500 limited partnership interest, or $592 for each $1,000 invested in the Partnership. Taking into account prior distributions to limited partners from the Partnership's operating cash flow and from the net proceeds from the sales of the Lake Geneva System and Ripon System, the limited partners of the Partnership will have received a total of $594 for each $500 limited partner interest, or $1,188 for each $1,000 invested in the Partnership.

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

     For the three months ended March 31, 1998, the Partnership generated cash from operating activities totaling $193,063, which is available to fund capital expenditures and non-operating costs. During the first three months of 1998, the Partnership purchased plant and equipment for its cable television systems totaling approximately $210,000. Approximately 49 percent was for plant extensions related to new homes passed. Approximately 36 percent of these expenditures was for service drops to homes. The remainder was for other capital expenditures to maintain the value of the Northeast Indiana Systems. The capital expenditures were funded primarily from cash flow from operations and cash on hand. Anticipated capital expenditures for the remainder of 1998 are estimated to be approximately $217,000, and will be financed primarily from cash flow from operations. It is estimated that approximately 63 percent of these expenditures will be for service drops to homes and approximately 21 percent will be for plant extensions related to new homes passed. The remaining anticipated expenditures are for other capital expenditues to maintain the value of the Northeast Indiana Systems until they are sold. Depending upon the timing of the closing of the sale of the Northeast Indiana Systems, the Partnership will make only the portion of the budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Northeast Indiana Systems.

     At March 31, 1998, $7,500,000 was outstanding under the Partnership's $8,000,000 credit facility, leaving $500,000 available for the Partnership.
This credit facility has a final maturity date of the earlier of June 30, 1998 or the date of sale of the Northeast Indiana Systems. This credit facility will be repaid in full upon the sale of the Northeast Indiana Systems, which is expected to occur on June 30, 1998. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of March 31, 1998 and 1997 were 6.89 percent and 6.98 percent, respectively.

     The Partnership has cash on hand and cash flow from operations that will be sufficient to fund capital expenditures and other liquidity needs of the Partnership, assuming the Northeast Indiana Systems are sold by June 30, 1998.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership for the three months ended March 31, 1998 increased $104,398, or approximately 8 percent, to $1,449,053 for the three months ended March 31, 1998 from $1,344,655 for the similar period in 1997. Increases in the number of basic subscribers and basic service rate increases accounted for approximately 38 percent and 34 percent, respectively, of the increase in revenues for the three month period ended March 31, 1998. The number of basic subscribers totaled 15,147 at March 31, 1998 compared to 14,471 at March 31, 1997, an increase of 676, or approximately 5 percent. No other individual factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $63,346, or approximately 9 percent, to $754,884 for the three months ended March 31, 1998 from $691,538 for the comparable period in 1997. This increase was primarily the result of increases in programming costs. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $41,052, or approximately 6 percent, to $694,169 for the three months ended March 31, 1998 from $653,117 for the comparable period in 1997. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated administrative costs from the General Partner increased $12,802, or approximately 9 percent, to $158,830 for the quarter ended March 31, 1998 from $146,028 for the comparable period in 1997. This increase was due to an increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from the General Partner.

     Depreciation and amortization expense increased $35,223, or approximately 9 percent, to $441,332 for the quarter ended March 31, 1998 from $406,109 for the comparable period in 1997. This increase was due to capital additions in 1997.

     Operating income decreased $6,973, or approximately 7 percent, to $94,007 for the three months ended March 31, 1998 from $100,980 for the comparable period in 1997. This decrease was the result of the increases in management fees and allocated administrative costs from the General Partner and depreciation and amortization expense exceeding the increase in operating cash flow.

     Interest expense decreased $5,341, or approximately 3 percent, to $155,390 for the three months ended March 31, 1998 from $160,731 for the comparable period in 1997. This decrease was the result of lower outstanding balances on interest bearing obligations and lower effective interest rates in 1998 compared to 1997.

     Net loss decreased $8,547, or approximately 13 percent, to $56,696 for the three months ended March 31, 1998 from $65,243 for the similar 1997 period. This decrease was the result of the factors discussed above.

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

                                JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                                BY:  JONES INTERCABLE, INC.
                                     General Partner


                                By: /S/ Kevin P. Coyle
                                    ------------------------------------------
                                    Group Vice President/Finance
                                      (Principal Financial Officer)


Dated:  May 13, 1998