Form 10-Q
period 1998-06-30
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1998-08-13
CIK 840119

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  June 30, 1998
                                -------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

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

Yes   X                                                                  No
    -----                                                                  _____

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------



                                                               June 30,   December 31,
                ASSETS                                           1998         1997
                ------                                       -----------  ------------
CASH                                                         $14,926,841   $   146,657

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $-0- and $12,965 at
  June 30, 1998 and December 31, 1997, respectively                    -       182,946

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               -    12,139,015
  Less - accumulated depreciation                                      -    (6,056,785)
                                                             -----------   -----------

                                                                       -     6,082,230

  Franchise costs and other intangible assets, net of
   accumulated amortization of $-0- and $9,112,732
   at June 30, 1998 and December 31, 1997, respectively                -     4,455,263
                                                             -----------   -----------

         Total investment in cable television properties               -    10,537,493

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                    1,000,000        77,615
                                                             -----------   -----------

      Total assets                                           $15,926,841   $10,944,711
                                                             ===========   ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------



                                                                      June 30,     December 31,
   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                          1998           1997
   -------------------------------------------                      -------------  -------------

LIABILITIES:
  Credit facility and capitalized lease
    obligations                                                     $          -   $  7,620,042
  Accrued distribution to limited partners                            14,915,500              -
  Trade accounts payable and accrued liabilities                         175,528        307,207
  Subscriber prepayments and deposits                                          -         31,862
                                                                    ------------   ------------

            Total liabilities                                         15,091,028      7,959,111
                                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                                    1,000          1,000
    Distributions                                                       (103,950)      (103,950)
    Accumulated earnings                                                 102,950         85,692
                                                                    ------------   ------------

                                                                               -        (17,258)
                                                                    ------------   ------------

  Limited Partners -
    Contributed capital, net of related commissions, syndication costs and interest (51,276 units outstanding at
      June 30, 1998 and December 31, 1997)                            21,875,852     21,875,852
    Distributions                                                    (30,206,680)   (15,291,180)
    Accumulated earnings (deficit)                                     9,166,641     (3,581,814)
                                                                    ------------   ------------

                                                                         835,813      3,002,858
                                                                    ------------   ------------

            Total partners' capital (deficit)                            835,813      2,985,600
                                                                    ------------   ------------

            Total liabilities and partners'
                capital (deficit)                                   $ 15,926,841   $ 10,944,711
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                    For the Three Months        For the Six Months
                                                       Ended June 30,             Ended June 30,
                                                  -------------------------  -------------------------
                                                      1998         1997          1998         1997
                                                  ------------  -----------  ------------  -----------

REVENUES                                          $ 1,470,503   $1,406,280   $ 2,919,556   $2,750,935

COSTS AND EXPENSES:
  Operating expenses                                  992,930      738,394     1,747,814    1,429,932
  Management fees and allocated administrative
    costs from the General Partner                    168,979      177,625       327,809      323,653
  Depreciation and amortization                       451,697      411,921       893,029      818,030
                                                  -----------   ----------   -----------   ----------

OPERATING INCOME (LOSS)                              (143,103)      78,340       (49,096)     179,320
                                                  -----------   ----------   -----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                   (132,767)    (166,543)     (288,157)    (327,274)
  Gain on sale of cable television system          13,106,602            -    13,106,602            -
  Other, net                                           (8,323)      (7,644)       (3,636)     (13,136)
                                                  -----------   ----------   -----------   ----------

          Total other income (expense)             12,965,512     (174,187)   12,814,809     (340,410)
                                                  -----------   ----------   -----------   ----------

NET INCOME (LOSS)                                 $12,822,409   $  (95,847)  $12,765,713   $ (161,090)
                                                  ===========   ==========   ===========   ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $    17,825   $     (959)  $    17,258   $   (1,611)
                                                  ===========   ==========   ===========   ==========

  Limited Partners                                $12,804,584   $  (94,888)  $12,748,455   $ (159,479)
                                                  ===========   ==========   ===========   ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                    $249.71       $(1.85)      $248.62       $(3.11)
                                                  ===========   ==========   ===========   ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                          51,276       51,276        51,276       51,276
                                                  ===========   ==========   ===========   ==========

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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------



                                                                      For the Six Months
                                                                        Ended June 30,
                                                                   -------------------------
                                                                       1998          1997
                                                                   ------------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $ 12,765,713   $(161,090)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                   893,029     818,030
        Gain on sale of cable television system                     (13,106,602)          -
        Decrease (increase) in trade receivables, net                   182,946      (3,195)
        Increase in deposits, prepaid expenses and other assets        (163,568)    (85,266)
        Decrease in trade accounts payable, accrued
          liabilities and subscriber prepayments
          and deposits                                                 (163,541)   (107,428)
                                                                   ------------   ---------

          Net cash provided by operating activities                     407,977     461,051
                                                                   ------------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                 (386,202)   (441,282)
    Proceeds from sale of cable television system                    22,378,451           -
                                                                   ------------   ---------

          Net cash provided by (used in) investing activities        21,992,249    (441,282)
                                                                   ------------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                  -     666,717
    Repayment of borrowings                                          (7,620,042)   (318,559)
    Increase (decrease) in accrued distributions                     14,915,500    (315,657)
    Distribution to limited partners                                (14,915,500)          -
                                                                   ------------   ---------

          Net cash provided by (used in) financing activities        (7,620,042)     32,501
                                                                   ------------   ---------

Increase in cash                                                     14,780,184      52,270

Cash, beginning of period                                               146,657      56,865
                                                                   ------------   ---------

Cash, end of period                                                $ 14,926,841   $ 109,135
                                                                   ============   =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $    326,494   $ 318,493
                                                                   ============   =========

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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at June 30, 1998 and December 31, 1997, its results of operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

          The Partnership owned and operated the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo, Poneto, Vera Cruz and Garrett, and portions of the unincorporated areas of Wells, Allen, Noble, Adams and DeKalb Counties, all in the State of Indiana (the "Northeast Indiana Systems") until they were sold on June 30, 1998. See Note 2.

(2) On June 30, 1998, the Partnership sold its Northeast Indiana Systems to an unaffiliated party for a sales price of $23,500,000, subject to normal closing adjustments. From the sale proceeds, the Partnership repaid all of its indebtedness, including the $7,500,000 borrowed under its credit facility and capital lease obligations totaling $120,042, settled working capital adjustments, and then deposited $1,000,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $14,915,500 will be distributed to its limited partners of record as of June 30, 1998, in August 1998. The distribution from the sale of the Northeast Indiana Systems will provide the Partnership's limited partners, as a group, $14,915,500, or an approximate return of $291 for each $500 limited partnership interest, or $582 for each $1,000 invested in the Partnership. Taking into account prior distributions to limited partners from the Partnership's operating cash flow and from the net proceeds from prior system sales and the sale of Northeast Indiana Systems sales (excluding escrowed proceeds), the limited partners of the Partnership will have received a total return of $589 for each $500 limited partner interest, or $1,178 for each $1,000 invested in the Partnership. The sale of the Northeast Indiana Systems was approved by the holders of a majority of the limited partnership interests in the Partnership.

          For a period of one year following the closing date of June 30, 1998, $1,000,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Northeast Indiana Systems in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year period will be returned to and distributed to the limited partners of the Partnership at that time. If the entire $1,000,000 escrow amount is distributed to the limited partners, of which there can be no assurance, limited partners would receive $19.50 for each $500 limited partnership interest, or $39 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Northeast Indiana Systems represented the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely sometime in 1999.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



FINANCIAL CONDITION
-------------------

          On June 30, 1998, the Partnership sold its Northeast Indiana Systems to an unaffiliated party for a sales price of $23,500,000, subject to normal closing adjustments. From the sale proceeds, the Partnership repaid all of its indebtedness, including the $7,500,000 borrowed under its credit facility and capital lease obligations totaling $120,042, settled working capital adjustments, and then deposited $1,000,000 into an indemnity escrow account.
The remaining net sale proceeds of approximately $14,915,500 will be distributed to its limited partners of record as of June 30, 1998, in August 1998. The distribution from the sale of the Northeast Indiana Systems will provide the Partnership's limited partners, as a group, $14,915,500, or an approximate return of $291 for each $500 limited partnership interest, or $582 for each $1,000 invested in the Partnership. Taking into account prior distributions to limited partners from the Partnership's operating cash flow and from the net proceeds from prior system sales and the sale of Northeast Indiana Systems sales (excluding escrowed proceeds), the limited partners of the Partnership will have received a total return of $589 for each $500 limited partner interest, or $1,178 for each $1,000 invested in the Partnership. The sale of the Northeast Indiana Systems was approved by the holders of a majority of the limited partnership interests in the Partnership.

          For a period of one year following the closing date of June 30, 1998, $1,000,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Northeast Indiana Systems in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year period will be returned to and distributed to the limited partners of the Partnership at that time. If the entire $1,000,000 escrow amount is distributed to the limited partners, of which there can be no assurance, limited partners would receive $19.50 for each $500 limited partnership interest, or $39 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Northeast Indiana Systems represented the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely sometime in 1999.

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

     The General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

     The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Partnership's customers. In addition, the General Partner will assess the Partnership's options regarding repair or replacement of affected equipment during this testing. The General Partner believes that the financial impact will not be material.

RESULTS OF OPERATIONS
---------------------

          The Partnership sold its Northeast Indiana Systems on June 30, 1998. The Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account referred to above.

                          PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Partnership's Northeast Indiana Systems was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership. Limited partners of record at the close of business on April 30, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners for the system sale:

                                No. of
                               Interests          Approved          Against        Abstained     Did Not Vote
                              Entitled to       --------------    -------------    -----------    ------------
                                  Vote          No.         %     No.        %     No.      %     No.       %
                              ------------      ---        ---    ---       ---    ---     ---    ---      ---
    Northeast Indiana Systems    51,276        32,579    63.54    320       .62    615    1.20   17,762   34.64


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

                         JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                         BY:  JONES INTERCABLE, INC.
                              General Partner


                         By:  /S/Kevin P. Coyle
                              --------------------------------------------------
                              Group Vice President/Finance
                                (Principal Financial Officer)


Dated: August 13, 1998