Form 10-Q
period 1998-09-30
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1998-11-13
CIK 840119

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

   (Mark One)
   [x]      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarterly period ended September 30, 1998
   [_]      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from              to
                                  -------------   -----------

                       Commission File Number:  0-16939

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------



                                                                September 30,  December 31,
                     ASSETS                                         1998           1997
                     ------                                     -------------  ------------

CASH                                                            $           -  $    146,657

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $-0- and $12,965 at September 30, 1998
  and December 31, 1997, respectively                                       -       182,946

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                    -    12,139,015
  Less - accumulated depreciation                                           -    (6,056,785)
                                                                -------------  ------------

                                                                            -     6,082,230

  Franchise costs and other intangible assets, net of
    accumulated amortization of $-0- and $9,112,732
    at September 30, 1998 and December 31, 1997, respectively               -     4,455,263
                                                                -------------  ------------

          Total investment in cable television properties                   -    10,537,493

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                         1,000,000        77,615
                                                                -------------  ------------

      Total assets                                              $   1,000,000  $ 10,944,711
                                                                =============  ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------



                                                        September 30,   December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                  1998           1997
-------------------------------------------            --------------   ------------

LIABILITIES:
  Credit facility and capitalized lease
    obligations                                        $            -   $  7,620,042
  Trade accounts payable and accrued liabilities              226,944        307,207
  Subscriber prepayments and deposits                               -         31,862
                                                       --------------   ------------

            Total liabilities                                 226,944      7,959,111
                                                       --------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                         1,000          1,000
    Distributions                                            (103,950)      (103,950)
    Accumulated earnings                                      102,950         85,692
                                                       --------------   ------------

                                                                    -        (17,258)
                                                       --------------   ------------

  Limited Partners -
    Contributed capital, net of related commissions,
      syndication costs and interest (51,276 units
      outstanding at September 30, 1998 and
      December 31, 1997)                                   21,875,852     21,875,852
    Distributions                                         (30,206,680)   (15,291,180)
    Accumulated earnings (deficit)                          9,103,884     (3,581,814)
                                                       --------------   ------------

                                                              773,056      3,002,858
                                                       --------------   ------------

            Total partners' capital (deficit)                 773,056      2,985,600
                                                       --------------   ------------

            Total liabilities and partners'
                capital (deficit)                      $    1,000,000   $ 10,944,711
                                                       ==============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                   For the Three Months      For the Nine Months
                                                   Ended September 30,       Ended September 30,
                                                  ----------------------  -------------------------
                                                    1998        1997          1998         1997
                                                  ---------  -----------  ------------  -----------

REVENUES                                          $       -   $1,367,344   $ 2,919,556   $4,118,279

COSTS AND EXPENSES:
  Operating expenses                                      -      688,352     1,747,814    2,118,284
  Management fees and allocated administrative
    costs from the General Partner                        -      144,977       327,809      468,630
  Depreciation and amortization                           -      427,192       893,029    1,245,222
                                                  ---------   ----------   -----------   ----------

OPERATING INCOME (LOSS)                                   -      106,823       (49,096)     286,143
                                                  ---------   ----------   -----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                        -     (170,846)     (288,157)    (498,120)
  Gain on sale of cable television system                 -            -    13,106,602            -
  Other, net                                        (62,757)      (1,700)      (66,393)     (14,836)
                                                  ---------   ----------   -----------   ----------

          Total other income (expense), net         (62,757)    (172,546)   12,752,052     (512,956)
                                                  ---------   ----------   -----------   ----------

NET INCOME (LOSS)                                 $ (62,757)  $  (65,723)  $12,702,956   $ (226,813)
                                                  =========   ==========   ===========   ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $       -   $     (657)  $    17,258   $   (2,268)
                                                  =========   ==========   ===========   ==========

  Limited Partners                                $ (62,757)  $  (65,066)  $12,685,698   $ (224,545)
                                                  =========   ==========   ===========   ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                $   (1.22)  $    (1.27)  $    247.40   $    (4.38)
                                                  =========   ==========   ===========   ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                        51,276       51,276        51,276       51,276
                                                  =========   ==========   ===========   ==========

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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------



                                                                       For the Nine Months
                                                                       Ended September 30,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $ 12,702,956   $ (226,813)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                    893,029    1,245,222
        Gain on sale of cable television system                      (13,106,602)           -
        Decrease in trade receivables, net                               182,946       11,236
        Increase in deposits, prepaid expenses and other assets         (163,568)    (155,095)
        Decrease in trade accounts payable and accrued
          liabilities and subscriber prepayments
          and deposits                                                  (112,125)     (57,802)
                                                                    ------------   ----------

          Net cash provided by operating activities                      396,636      816,748
                                                                    ------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                  (386,202)    (632,180)
    Proceeds from sale of cable television system, net of escrow      22,378,451            -
                                                                    ------------   ----------

          Net cash provided by (used in) investing activities         21,992,249     (632,180)
                                                                    ------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                   -      685,068
    Repayment of borrowings                                           (7,620,042)    (326,920)
    Decrease in accrued distributions                                          -     (315,657)
    Distribution to limited partners                                 (14,915,500)           -
                                                                    ------------   ----------

          Net cash provided by (used in) financing activities        (22,535,542)      42,491
                                                                    ------------   ----------
Increase (decrease) in cash                                             (146,657)     227,059

Cash, beginning of period                                                146,657       56,865
                                                                    ------------   ----------

Cash, end of period                                                 $          -   $  283,924
                                                                    ============   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $    326,494   $  485,227
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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at September 30, 1998 and December 31, 1997, its results of operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) On June 30, 1998, the Partnership sold its Northeast Indiana Systems to an unaffiliated party for a sales price of $23,500,000, subject to normal closing adjustments. From the sale proceeds, the Partnership repaid all of its indebtedness, including the $7,500,000 borrowed under its credit facility and capital lease obligations totaling $120,042, settled working capital adjustments, and then deposited $1,000,000 into an indemnity escrow account. The remaining net sale proceeds of $14,915,500 were distributed to its limited partners of record as of June 30, 1998, in August 1998. The distribution from the sale of the Northeast Indiana Systems provided the Partnership's limited partners, as a group, $14,915,500, or an approximate return of $291 for each $500 limited partnership interest, or $582 for each $1,000 invested in the Partnership. The sale of the Northeast Indiana Systems was approved by the holders of a majority of the limited partnership interests in the Partnership.

     Taking into account prior distributions to limited partners from the Partnership's operating cash flow and from the net proceeds of prior system sales and the sale of the Northeast Indiana Systems (excluding escrowed proceeds), the limited partners of the Partnership have received a total return of $589 for each $500 limited partnership interest, or $1,178 for each $1,000 invested in the Partnership.

     For a period of one year following the closing date of June 30, 1998, $1,000,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Northeast Indiana Systems in the asset purchase agreement. Any amounts remaining in this indemnity escrow account and not claimed by the buyer at the end of the one-year period will be returned to the Partnership. From this amount, the Partnership will pay approximately $226,944 of post-closing working capital adjustments to the General Partner and then will distribute the balance to the limited partners.
If this balance is distributed to the limited partners, of which there can be no assurance, limited partners would receive $15 for each $500 limited partnership interest, or $30 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Northeast Indiana Systems represented the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the third quarter of 1999.

(3) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1998 were $-0- and $145,978, respectively, compared to $68,367 and $205,914, respectively, for the similar 1997 periods. The General Partner has not received and will not receive a management fee after June 30, 1998.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1998 were $-0- and $181,831, respectively, compared to $76,610 and $262,716, respectively, for the similar 1997 periods. The Partnership will continue to reimburse the General Partner for actual expenses of the Partnership until the Partnership is liquidated and dissolved, but the Partnership will not bear an allocation of overhead and administrative expenses beyond June 30, 1998.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



FINANCIAL CONDITION
-------------------

     On June 30, 1998, the Partnership sold its Northeast Indiana Systems to an unaffiliated party for a sales price of $23,500,000, subject to normal closing adjustments. From the sale proceeds, the Partnership repaid all of its indebtedness, including the $7,500,000 borrowed under its credit facility and capital lease obligations totaling $120,042, settled working capital adjustments, and then deposited $1,000,000 into an indemnity escrow account. The remaining net sale proceeds of $14,915,500 were distributed to its limited partners of record as of June 30, 1998, in August 1998. The distribution from the sale of the Northeast Indiana Systems provided the Partnership's limited partners, as a group, $14,915,500, or an approximate return of $291 for each $500 limited partnership interest, or $582 for each $1,000 invested in the Partnership. The sale of the Northeast Indiana Systems was approved by the holders of a majority of the limited partnership interests in the Partnership.

     Taking into account prior distributions to limited partners from the Partnership's operating cash flow and from the net proceeds of prior system sales and the sale of the Northeast Indiana Systems (excluding escrowed proceeds), the limited partners of the Partnership have received a total return of $589 for each $500 limited partnership interest, or $1,178 for each $1,000 invested in the Partnership.

     For a period of one year following the closing date of June 30, 1998, $1,000,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Northeast Indiana Systems in the asset purchase agreement. Any amounts remaining in this indemnity escrow account and not claimed by the buyer at the end of the one-year period will be returned to the Partnership. From this amount, the Partnership will pay approximately $226,944 of post-closing working capital adjustments to the General Partner and then will distribute the balance to the limited partners.
If this balance is distributed to the limited partners, of which there can be no assurance, limited partners would receive $15 for each $500 limited partnership interest, or $30 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Northeast Indiana Systems represented the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the third quarter of 1999.

RESULTS OF OPERATIONS
---------------------

     The Partnership sold its Northeast Indiana Systems on June 30, 1998 and ceased operations as of such date. The Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account referred to above, most likely in the third quarter of 1999.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated June 30, 1998, reported that on June
             30, 1998, the Partnership sold its Northeast Indiana System to an unaffiliated party for an aggregate sales price of $23,500,000, subject to customary closing adjustments.

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

                         JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                         BY:  JONES INTERCABLE, INC.
                              General Partner


                         By:  /S/Kevin P. Coyle
                              -------------------------------------------------
                              Group Vice President/Finance
                              (Principal Financial Officer)


Dated:  November 12, 1998