Form 10-K405
period 1998-12-31
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1999-03-30
CIK 840119

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1998
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

               Yes    x                                        No
                    -----                                          -----

State the aggregate market value of the voting stock held by non-affiliates of
the registrant:                                              N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X
                                    -----


       DOCUMENTS INCORPORATED BY REFERENCE:                         None

(39363)

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

          The Partnership. Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Jones Spacelink Income/Growth Fund 1 Limited Partnership Program (the "Program"). Jones Intercable, Inc., a Colorado corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership owned the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo, Poneto, Vera Cruz and Garrett and certain unincorporated areas of Wells, Allen, Noble, Adams and DeKalb Counties, all in the State of Indiana (the "Northeast Indiana Systems") until they were sold on June 30, 1998. See Disposition of Cable Television System below.

          It is anticipated that Comcast Corporation ("Comcast") will acquire a controlling interest in the General Partner during April 1999. As a result of this transaction, it is expected that the current management of the General Partner and a majority of the Board of Directors of the General Partner will be replaced by Comcast.

          Disposition of Cable Television System. On June 30, 1998, the Partnership sold its Northeast Indiana Systems to an unaffiliated party for a sales price of $23,500,000, subject to normal closing adjustments. From the sale proceeds, the Partnership repaid all of its indebtedness, including the $7,500,000 borrowed under its credit facility and capital lease obligations totaling $120,042, settled working capital adjustments, and then deposited $1,000,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of $14,915,500 were distributed in August 1998 to its limited partners of record as of June 30, 1998. The distribution from the sale of the Northeast Indiana Systems provided the Partnership's limited partners, as a group, $14,915,500, or an approximate return of $291 for each $500 limited partnership interest, or $582 for each $1,000 invested in the Partnership. The sale of the Northeast Indiana Systems was approved by the holders of a majority of the limited partnership interests in the Partnership.

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

          For a period of one year following the closing date of June 30, 1998, $1,000,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Northeast Indiana Systems in the asset purchase agreement. Any amounts remaining in this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the one-year period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and the Partnership will then distribute the balance to the limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Northeast Indiana Systems represented the only remaining operating asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the third quarter of 1999. If any disputes with respect to the indemnification arise, the

Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing beyond 1999.

          Because transferees of limited partnership interests following the record date for the distribution of the proceeds from the sale of the Northeast Indiana Systems (June 30, 1998) would not be entitled to any distributions from the Partnership, a transfer of limited partnership interests following such record date would have no economic value. The General Partner therefore has determined that, pursuant to the authority granted to it by the Partnership's limited partnership agreement, the General Partner will approve no transfers of limited partnership interests after June 30, 1998.


                              ITEM 2.  PROPERTIES
                              -------------------

          As of December 31, 1998, the Partnership does not own any cable television systems.


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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1998, a limited partner of the Partnership conducted a "limited tender offer" for interests in the Partnership at a price of $175 per interest. As of February 16, 1999, the number of equity security holders in the Partnership was 2,153.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------


                                                          For the Year Ended December 31,
                                      -----------------------------------------------------------------------
                                          1998           1997           1996           1995          1994
                                      -------------  ------------  --------------  ------------  ------------
Revenues                              $2,919,556     $ 5,522,807   $ 5,724,538     $ 6,838,837   $ 6,440,941
Depreciation and Amortization            893,029       1,680,105     1,930,748       3,161,861     3,074,711
Operating Income (Loss)                  (49,096)        396,470      (110,944)       (630,272)     (714,065)
Net Income (Loss)                     12,794,204/(a)/   (281,375)    3,711,661/(b)/ (1,495,469)   (1,459,114)
Net Income (Loss) per
  Limited Partnership Unit                249.18/(a)/      (5.43)        69.26/(b)/     (28.87)       (28.17)
Weighted Average Number of Limited
  Partnership Units Outstanding           51,276          51,276        51,276          51,276        51,276
General Partner's Deficit                      -         (17,258)      (14,444)       (161,832)     (134,377)
Limited Partners' Capital                864,304       3,002,858     3,281,419       5,992,398     8,710,412
Total Assets                           1,000,000      10,944,711    11,477,059      18,237,340    19,865,099
Credit Facility and Capitalized
  Lease Obligations                            -       7,620,042     7,467,645      11,605,582    10,787,551
General Partner Advances                       -               -             -               -        44,786

(a) Net income resulted primarily from the sale of the Northeast Indiana Systems by Jones Spacelink Income/Growth Fund 1-A, Ltd. in June 1998.

(b) Net income resulted primarily from the sale of the Lake Geneva and Ripon Systems by Jones Spacelink Income/Growth Fund 1-A, Ltd. in April 1996.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

      The following discussion of the financial condition and results of operations of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

      On June 30, 1998, the Partnership sold its cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo, Poneto, Vera Cruz and Garrett, and the unincorporated areas of Wells, Allen, Noble, Adams and DeKalb Counties, all in the State of Indiana (the "Northeast Indiana Systems") to an unaffiliated party for a sales price of $23,500,000, subject to normal closing adjustments. From the sale proceeds, the Partnership repaid all of its indebtedness, including the $7,500,000 borrowed under its credit facility and capital lease obligations totaling $120,042, settled working capital adjustments, and then deposited $1,000,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of $14,915,500 were distributed to its limited partners of record as of June 30, 1998, in August 1998. The distribution from the sale of the Northeast Indiana Systems provided the Partnership's limited partners, as a group, $14,915,500, or an approximate return of $291 for each $500 limited partnership interest, or $582 for each $1,000 invested in the Partnership. The sale of the Northeast Indiana Systems was approved by the holders of a majority of the limited partnership interests in the Partnership.

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

      For a period of one year following the closing date of June 30, 1998, $1,000,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Northeast Indiana Systems in the asset purchase agreement. Any amounts remaining in this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the one-year period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed. Since the Northeast Indiana Systems represented the only operating asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account, most likely in the third quarter of 1999.

RESULTS OF OPERATIONS
---------------------

     Due to the Northeast Indiana Systems sale on June 30, 1998, which were the Partnership's last remaining operating assets, a full discussion of the results of operations would not be comparable. For the year ended December 31, 1998, the Partnership had total revenues of $2,919,556 and generated an operating loss of $49,096. Because of the gain of $13,106,602 on the sale of the Northeast Indiana Systems, the Partnership realized net income of $12,794,204, or $249.18 per limited partnership unit, in 1998.

Year 2000 Issue
---------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. Due to the Northeast Indiana Systems sale on June 30, 1998, and the planned liquidation and dissolution of the Partnership in 1999, the Year 2000 issue will not have a material effect on the Partnership.



ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the year ended December 31, 1998 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Jones Spacelink Income/Growth Fund 1-A, Ltd.:

     We have audited the accompanying balance sheets of Jones Spacelink Income/Growth Fund 1-A, Ltd. (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
March 12, 1999.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------


                                                                      December 31,
                                                                -----------------------
                                                                   1998         1997
                                                                ----------  -----------
CASH                                                            $        -  $   146,657

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $-0- and $12,965 at December 31, 1998
  and 1997, respectively                                                 -      182,946

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                 -   12,139,015
  Less- accumulated depreciation                                         -   (6,056,785)
                                                                ----------  -----------

                                                                         -    6,082,230

  Franchise costs and other intangible assets, net of
    accumulated amortization of $-0- and $9,112,732
    at December 31, 1998 and 1997, respectively                          -    4,455,263
                                                                ----------  -----------

          Total investment in cable television properties                -   10,537,493

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                      1,000,000       77,615
                                                                ----------  -----------

          Total assets                                          $1,000,000  $10,944,711
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------


                                                            December 31,
                                                    ---------------------------
                                                        1998           1997
                                                    -------------  ------------

LIABILITIES:
  Credit facility and capitalized lease
    obligations                                     $          -   $  7,620,042
  Trade accounts payable and accrued liabilities         135,696        307,207
  Subscriber prepayments and deposits                          -         31,862
                                                    ------------   ------------

            Total liabilities                            135,696      7,959,111
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                    1,000          1,000
    Distributions                                       (103,950)      (103,950)
    Accumulated earnings                                 102,950         85,692
                                                    ------------   ------------

                                                               -        (17,258)
                                                    ------------   ------------
  Limited Partners-
    Contributed capital, net of
      related commissions, syndication
      costs and interest (51,276 units
      outstanding at December 31, 1998
      and 1997)                                       21,875,852     21,875,852
    Distributions                                    (30,206,680)   (15,291,180)
    Accumulated earnings (deficit)                     9,195,132     (3,581,814)
                                                    ------------   ------------

                                                         864,304      3,002,858
                                                    ------------   ------------

            Total partners' capital (deficit)            864,304      2,985,600
                                                    ------------   ------------

            Total liabilities and partners'
               capital (deficit)                    $  1,000,000   $ 10,944,711
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                For the Year Ended
                                                                   December 31,
                                                  ---------------------------------------------
                                                      1998             1997             1996
                                                  ------------     ------------      ----------

REVENUES                                          $ 2,919,556      $5,522,807        $5,724,538

COSTS AND EXPENSES:
  Operating expenses                                1,747,814       2,844,900         3,224,895
  Management fees and allocated administrative
    costs from the General Partner                    327,809         601,332           679,839
  Depreciation and amortization                       893,029       1,680,105         1,930,748
                                                  -----------      ----------        ----------

OPERATING INCOME (LOSS)                               (49,096)        396,470          (110,944)
                                                  -----------      ----------        ----------

OTHER INCOME (EXPENSE):
  Interest expense                                   (288,157)       (664,204)         (635,375)
  Gain on sale of cable television system          13,106,602               -         4,550,867
  Other, net                                           24,855         (13,641)          (92,887)
                                                  -----------      ----------        ----------

            Total other income (expense), net      12,843,300        (677,845)        3,822,605
                                                  -----------      ----------        ----------

NET INCOME (LOSS)                                 $12,794,204      $ (281,375)       $3,711,661
                                                  ===========      ==========        ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $    17,258      $   (2,814)       $  160,140
                                                  ===========      ==========        ==========

  Limited Partners                                $12,776,946      $ (278,561)       $3,551,521
                                                  ===========      ==========        ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                    $249.18          $(5.43)           $69.26
                                                  ===========      ==========        ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                          51,276          51,276            51,276
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                                                   For the Year Ended
                                                                      December 31,
                                                       -----------------------------------------
                                                           1998            1997          1996
                                                       -------------  -------------  -----------

GENERAL PARTNER:
  Balance, beginning of year                           $    (17,258)  $    (14,444)  $  (161,958)
  Cash flow distributions                                         -              -       (12,626)
  Net income (loss) for the year                             17,258         (2,814)      160,140
                                                       ------------   ------------   -----------

  Balance, end of year                                 $          -   $    (17,258)  $   (14,444)
                                                       ============   ============   ===========

LIMITED PARTNERS:
  Balance, beginning of year                           $  3,002,858   $  3,281,419   $ 5,979,898
  Cash flow distributions                                         -              -    (1,250,000)
  Distribution from sale of cable television system     (14,915,500)             -    (5,000,000)
  Net income (loss) for the year                         12,776,946       (278,561)    3,551,521
                                                       ------------   ------------   -----------

  Balance, end of year                                 $    864,304   $  3,002,858   $ 3,281,419
                                                       ============   ============   ===========


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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                For the Year Ended
                                                                                   December 31,
                                                                    ----------------------------------------
                                                                        1998           1997         1996
                                                                    -------------  -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 12,794,204   $ (281,375)  $  3,711,661
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                      893,029    1,680,105      1,930,748
      Gain on sale of cable television system                        (13,106,602)           -     (4,550,867)
      Decrease (increase) in trade accounts receivable, net              182,946      (60,942)       104,612
      Increase in deposits, prepaid expenses and other assets           (163,568)     (91,318)       (22,669)
      Decrease in trade accounts payable and accrued liabilities
        and subscriber prepayments and deposits                         (203,373)     (87,713)       (78,005)
                                                                    ------------   ----------   ------------

          Net cash provided by operating activities                      396,636    1,158,757      1,095,480
                                                                    ------------   ----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                               (386,202)    (905,705)    (1,009,939)
  Proceeds from sale of cable television system, net of escrow        22,378,451            -     10,058,334
                                                                    ------------   ----------   ------------

          Net cash provided by (used in) investing activities         21,992,249     (905,705)     9,048,395
                                                                    ------------   ----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     -      687,618      5,930,512
  Repayment of borrowings                                             (7,620,042)    (535,221)   (10,068,449)
  Decrease in accrued distributions                                            -     (315,657)             -
  Distributions to partners                                          (14,915,500)           -     (6,262,626)
                                                                    ------------   ----------   ------------

          Net cash used in financing activities                      (22,535,542)    (163,260)   (10,400,563)
                                                                    ------------   ----------   ------------

INCREASE (DECREASE) IN CASH                                             (146,657)      89,792       (256,688)

CASH, BEGINNING OF YEAR                                                  146,657       56,865        313,553
                                                                    ------------   ----------   ------------

CASH, END OF YEAR                                                   $          -   $  146,657   $     56,865
                                                                    ============   ==========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $    326,494   $  719,176   $    638,714
                                                                    ============   ==========   ============

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

     Cable Television System Acquisitions
     ------------------------------------

     In November 1988, the Partnership purchased the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo, Poneto, Vera Cruz and Garrett, and the unincorporated areas of Wells, Allen, Noble, Adams and DeKalb counties, all in the State of Indiana (the "Northeast Indiana Systems"). Such systems were sold on June 30, 1998 as discussed below.

     In March 1991, the Partnership purchased the cable television system serving the communities of Lake Geneva and areas of Walworth County, all in the State of Wisconsin (the "Lake Geneva System") and the cable television system serving the communities of Ripon and areas of Fond-du-Lac County, all in the State of Wisconsin (the "Ripon System"). Such systems were sold in 1996.

     Contributed Capital, Commissions and Syndication Costs
     ------------------------------------------------------

     The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner was obligated to make any additional contribution to Partnership capital. The General Partner purchased its general partner interest in the Partnership by contributing $1,000 to partnership capital.

     All profits and losses of the Partnership were allocated 99 percent to the limited partners and one percent to the General Partner, except for income or gain from the sale or disposition of cable television properties, which was allocated to the partners based upon the formula set forth in the partnership agreement, and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

     Sales of Cable Television Systems
     ---------------------------------

     On June 30, 1998, the Partnership sold its Northeast Indiana Systems to an unaffiliated party for a sales price of $23,500,000, subject to normal closing adjustments. From the sale proceeds, the Partnership repaid all of its indebtedness, including the $7,500,000 borrowed under its credit facility and capital lease obligations totaling $120,042, settled working capital adjustments, and then deposited $1,000,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of $14,915,500 were distributed to its limited partners of record as of June 30, 1998, in August 1998. The distribution from the sale of the Northeast Indiana Systems provided the Partnership's limited partners, as a group, $14,915,500, or an approximate return of $291 for each $500 limited partnership interest, or $582 for each $1,000 invested in the Partnership. The sale of the Northeast Indiana Systems was approved by the holders of a majority of the limited partnership interests in the Partnership.

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

     For a period of one year following the closing date of June 30, 1998, $1,000,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Northeast Indiana Systems in the asset purchase agreement. Any amounts remaining in this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the one-year period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed. Since the Northeast Indiana Systems represented the only operating asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account, most likely in the third quarter of 1999.

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

     Property, Plant and Equipment
     -----------------------------

     Depreciation of property, plant and equipment was provided using the straight-line method over the following estimated service lives:

               Cable distribution systems        5 - 15  years
               Equipment and tools               5 -  7  years
               Office furniture and equipment    3 -  5  years
               Buildings                             30  years
               Vehicles                          3 -  4  years

     Replacements, renewals and improvements were capitalized and maintenance and repairs were charged to expense as incurred.

     Property, plant and equipment and the corresponding accumulated depreciation were written off as certain assets became fully depreciated and were no longer in service.

     Intangible Assets
     -----------------

     Costs assigned to intangible assets were amortized using the straight-line method over remaining estimated useful lives ranging from 2 to 33 years.

     Revenue Recognition
     -------------------

     Subscriber prepayments were initially deferred and recognized as revenue when earned.

(3)  PROPERTY, PLANT AND EQUIPMENT:
     -----------------------------

     Property, plant and equipment as of December 31, 1998 and 1997, consisted of the following:

                                                                       1998         1997
                                                                    ----------  -----------

   Cable distribution systems                                       $        -  $11,182,336
   Equipment and tools                                                       -      504,417
   Office furniture and equipment                                            -      179,632
   Buildings                                                                 -       12,002
   Vehicles                                                                  -      255,628
   Land                                                                      -        5,000
                                                                    ----------  -----------

                                                                             -   12,139,015

   Less- accumulated depreciation                                            -   (6,056,785)
                                                                    ----------  -----------

                                                                    $        -  $ 6,082,230
                                                                    ==========  ===========

(4) DEBT:
    -----

    At December 31, 1998 and 1997, debt consisted of the following:

                                                                       1998         1997
                                                                    ----------  -----------
  Revolving credit and term loan facility                           $        -  $ 7,500,000
  Capital lease obligations                                                  -      120,042
                                                                    ----------  -----------

                                                                    $        -  $ 7,620,042
                                                                    ==========  ===========

      The Partnership had an $8,000,000 credit facility, which was paid in full on June 30, 1998 upon the sale of the Northeast Indiana Systems. Interest on the outstanding principal balance was at the Partnership's option of the Prime Rate plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rate on outstanding obligations as of December 31, 1997 was 7.17 percent.

      The Partnership's capital lease obligations were paid in June 1998 from proceeds from the sale of the Northeast Indiana Systems.

      At December 31, 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt was estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(5)  SIGNIFICANT TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES:
     ----------------------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     The General Partner managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the years ended December 31, 1998, 1997 and 1996 were $145,978, $276,140 and $286,227, respectively. The
General Partner has not received and will not receive a management fee after June 30, 1998.

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

     The Partnership reimbursed the General Partner and certain of its subsidiaries for certain allocated overhead and administrative expenses. These expenses represented the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provided engineering, marketing, accounting, administrative, legal, and investor relations services to the Partnership. Such services, and their related costs, were necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs were based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner were also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses was reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses were $181,831, $325,192 and $393,612 for the years ended December 31, 1998, 1997 and 1996, respectively. The Partnership will continue to reimburse the General Partner for actual time spent on Partnership business by employees of the General Partner until the Partnership is liquidated and dissolved, but the Partnership will not bear a revenue-based allocation of overhead and administrative expenses beyond June 30, 1998.

     The Partnership was charged interest during 1998 at an average interest rate of approximately 7.05 percent per annum on the amounts due the General Partner, which approximated the General Partner's weighted average cost of borrowing. Total interest charged to the Partnership by the General Partner was $17,600, $2,796 and $67,530 for the years ended December 31, 1998, 1997 and
1996, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of the General Partner.

     Payments to Superaudio by the Partnership for the years ended December 31, 1998, 1997 and 1996 totaled $5,345, $9,775 and $9,979, respectively. Payments to Knowledge TV, Inc. by the Partnership for the years ended December 31, 1998, 1997 and 1996 totaled $6,025, $10,870 and $10,882, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1996, totaled $1,557 for the year ended December 31, 1996. Payments to Great American Country, Inc. totaled $5,891, $11,313 and $3,039 in 1998, 1997 and 1996, respectively.

     The Partnership received a commission from Product Information Network, based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership for the years ended December 31, 1998, 1997 and 1996 totaling $12,420, $18,248, $12,295, respectively.

(6)  DISTRIBUTIONS FROM CASH FLOW:
     ----------------------------

     A primary objective of the Partnership was to provide quarterly cash distributions to the partners, principally from cash flow from operations remaining after principal and interest payments and the creation of any reserves necessary for the operation of the Partnership. The Partnership made no such distributions in 1998 and 1997 because funds from cash flow were used to pay for necessary capital additions to the Northeast Indiana Systems as a result of limited borrowing capacity under the Partnership's credit facility. The Partnership declared such distributions totaling $1,262,626 in 1996.

(7)  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     For a period of one year following the Northeast Indiana Systems closing date of June 30, 1998, $1,000,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Northeast Indiana Systems in the asset purchase agreement. Any amounts remaining in this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the one-year period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's limited partners.

(8)  INCOME TAXES:
     ------------

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

     Taxable income (loss) to the Partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income (loss) and the net income reported in the statements of operations.

(9)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION:
     -----------------------------------------

     Supplementary profit and loss information for the respective years are presented below:

                                                          Year Ended December 31,
                                                       ------------------------------
                                                         1998      1997       1996
                                                       --------  --------  ----------
      Maintenance and repairs                          $ 25,100  $ 25,266  $   37,948
                                                       ========  ========  ==========

      Taxes, other than income and payroll taxes       $ 27,598  $ 85,447  $   76,760
                                                       ========  ========  ==========

      Advertising                                      $  9,717  $ 33,297  $   56,746
                                                       ========  ========  ==========

      Depreciation of property, plant and equipment    $521,777  $915,602  $  910,553
                                                       ========  ========  ==========

      Amortization of intangible assets                $371,252  $764,503  $1,020,195
                                                       ========  ========  ==========

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

Glenn R. Jones                69   Chairman of the Board and
                                    Chief Executive Officer
James B. O'Brien              49   President and Director
Ruth E. Warren                49   Group Vice President/Operations
Kevin P. Coyle                47   Group Vice President/Finance
Cynthia A. Winning            47   Group Vice President/Marketing
Elizabeth M. Steele           47   Vice President/General Counsel/Secretary
Wayne H. Davis                45   Vice President/Engineering
Larry W. Kaschinske           39   Vice President/Controller
Robert E. Cole                66   Director
William E. Frenzel            70   Director
Josef J. Fridman              53   Director
Donald L. Jacobs              60   Director
Robert Kearney                62   Director
James J. Krejci               57   Director
Raphael M. Solot              65   Director
Howard O. Thrall              51   Director
Siim A. Vanaselja             42   Director
Sanford Zisman                59   Director
Robert B. Zoellick            45   Director


          Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Chairman of the Board of Directors of CTAM: The Marketing Society for the Cable Telecommunications Industry and as an executive director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies. Mr. O'Brien's numerous industry recognitions include a CTAM Tami Award for marketing excellence, a Women In Cable and Telecommunications Accolade Award recognizing his leadership efforts on behalf of women in the telecommunications industry, The President's Award for Leadership from the Illinois Cable and Telecommunications Association and a Lifetime Achievement Award from The National Association of Minorities in Communications. Additionally, Mr. O'Brien is a member of The Society of UK Cable Pioneers.

          Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990. Ms. Warren is a past president of Women in Cable & Telecommunications and past Chairman of the Women in Cable Foundation. She serves as the Vice Chair of Five Points Media Center Board and on the Corporate Advisory Board of Planned Parenthood of the Rocky Mountains and the Advisory Board for Girls Count. In 1995, Ms. Warren received the Corporate Business Woman of the Year Award from the Colorado Women's Chamber of Commerce, and in 1998 Ms. Warren received the Vanguard Award for Distinguished Leadership from the National Cable Television Association.

          Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990. From 1978 to 1981 Mr. Coyle was employed by American Television and Communications (now Time Warner Cable), and from 1974 to 1978 he was an associate at Haskins & Sells (now Deloitte & Touche LLP).

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

          Mr. Wayne H. Davis joined the General Partner in August 1983 and has served in various technical operations positions, including System Engineering Manager, Fund Engineering Manager, Senior Director/Technical Operations, and Vice President/Technical Operations since then. Mr. Davis was elected Vice President/Engineering in June 1998. He is past Vice President of the Upstate New York Chapter of the Society of Cable Telecommunications Engineers. Mr. Davis has received certification from the Society of Cable Telecommunications Engineers, Broadband Cable Telecommunications Engineering Program and the National Cable Television Institute's Technology Program.

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

          Mr. William E. Frenzel was appointed a director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D.C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds, Logistics Management Institute and Chairman of the Japan-America Society of Washington.

          Mr. Josef J. Fridman was appointed a director of the General Partner in February 1998. Mr. Fridman is currently Chief Legal Officer of Bell Canada and of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since March 1998. Mr. Fridman's directorships include Alouette Telecommunications Inc., Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Foundation.

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

          Mr. Robert Kearney was appointed a director and a member of the Executive Committee of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. He currently serves as a Director of MPACT, a Canadian electronic commerce company. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

          Mr. James J. Krejci is President and CEO of Comtect International, Inc., a company in the specialized mobile radio services business, headquartered in Denver, Colorado. Prior to joining Comtec International, Inc. in February 1998, Mr. Krejci was President and CEO of Imagelink Technologies, Inc., headquartered in Boulder, Colorado, from June 1996 to February 1998, and prior to that, he was President of the International Division of

International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada from May 1994 to February 1995. Prior to joining IGT, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a director of the General Partner since August 1987.

          Mr. Raphael M. Solot was appointed a director of the General Partner in March 1996 and he was elected Vice Chairman of the Board of Directors in November 1997. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

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

          Mr. Siim A. Vanaselja was appointed a director of the General Partner in August 1996. He is the Chief Financial Officer of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

          Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 33 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, from 1991 to 1997, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

          Mr. Robert B. Zoellick was appointed a director of the General Partner in April 1995. Mr. Zoellick is the President and CEO of the Center for Strategic and International Studies (CSIS), an independent, non-profit policy institution with a staff of 180 people and a $17 million budget. He was the John M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings and the Advisory Council of Enron Corp.

                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

          The Partnership has no employees; however, various personnel were required to operate the systems. Such personnel were employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment was charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

          As of February 16, 1999, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

          Prior to selling the Partnership's Northeast Indiana Systems on June 30, 1998, the General Partner and its affiliates engaged in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions were generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were negotiated at arm's-length and there can be no assurance that the terms of such transactions have been as favorable as those that could have been obtained by the Partnership from unaffiliated parties. Following the sale of the Northeast Indiana Systems on June 30, 1998, the General Partner does not anticipate engaging in such transactions.

Transactions with the General Partner

          The General Partner manages the Partnership and until June 30, 1998, the date of the sale of the Partnership's last remaining cable television system, the General Partner received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The General Partner has not received a management fee after June 30, 1998.

          The Partnership reimbursed the General Partner for certain allocated overhead and administrative expenses. These expenses represented the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, were necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs were based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner were also allocated a proportionate share of these expenses. The Partnership will continue to reimburse the General Partner for actual time spent on Partnership business by employees of the General Partner until the Partnership is liquidated and dissolved, but the Partnership will not bear a revenue-based allocation of overhead and administrative expenses beyond June 30, 1998.

          The General Partner from time to time advanced funds to the Partnership and charged interest on the balance payable. The interest rate charged approximated the General Partner's weighted average cost of borrowing.

Transactions with Affiliates

          Jones International, Ltd. ("International"), a company owned by Glenn
R. Jones, and certain of its subsidiaries have provided various services to the Partnership, including affiliation agreements for the distribution of programming owned by affiliated companies on cable television systems owned by the Partnership, as described below.

          Until June 30, 1998, the date of the Partnership's sale of the Northeast Indiana Systems, the Partnership engaged in transactions with the following affiliates:

          Knowledge TV, Inc., a company jointly owned by Mr. Jones, affiliates of International, the General Partner and BCI Telecom Holdings Inc., a principal shareholder of the General Partner, operates the television network Knowledge TV. Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages.

          The Great American Country network provided country music video programming to the Northeast Indiana Systems. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner.

          Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provided audio programming to the Northeast Indiana Systems.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. The Partnership's Northeast Indiana Systems carried PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Northeast Indiana Systems totaled approximately $12,420 for the year ended December 31, 1998.

          The charges to the Partnership for related party transactions were as follows for the periods indicated:


                                                                       For the Year Ended December 31,
                                                                       -------------------------------
                                                                   1998                   1997                   1996
                                                                   ----                   ----                   ----
Management fees                                                  $145,978               $276,140               $286,227
Allocation of expenses                                            181,831                325,192                393,612
Interest expense                                                   17,600                  2,796                 67,530
Amount of advances outstanding                                          0                      0                      0
Highest amount of advances outstanding                                  0                156,929                111,692
Programming fees:
   Knowledge TV, Inc.                                               6,025                 10,870                 10,882
   Great American Country                                           5,891                 11,313                  3,039
   Superaudio                                                       5,345                  9,775                  9,979

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

     10.1          Asset Purchase Agreement dated December 17, 1997 between Triax Midwest Associates, L.P. and
                   Jones Spacelink Income/Growth Fund 1-A, Ltd. (2)

     27            Financial Data Schedule

__________

     (1)           Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended 12/31/88.

     (2)           Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended 12/31/97.

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

                                 JONES SPACELINK INCOME/
                                 GROWTH FUND 1-A, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.

                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 24, 1999                 Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 24, 1999                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      ------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 24, 1999                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 24, 1999                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      --------------------
                                      James B. O'Brien
Dated: March 24, 1999                 President and Director


                                 By:  /s/ Robert E. Cole
                                      ------------------
                                      Robert E. Cole
Dated: March 24, 1999                 Director


                                 By:  /s/ William E. Frenzel
                                      ----------------------
                                      William E. Frenzel
Dated: March 24, 1999                 Director

                                 By:  /s/ Josef J. Fridman
                                      --------------------
                                      Josef J. Fridman
Dated: March 24, 1999                 Director


                                 By:
                                      --------------------
                                      Donald L. Jacobs
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert Kearney
                                      ------------------
                                      Robert Kearney
Dated: March 24, 1999                 Director


                                 By:  /s/ James J. Krejci
                                      -------------------
                                      James J. Krejci
Dated: March 24, 1999                 Director


                                 By:  /s/ Raphael M. Solot
                                      --------------------
                                      Raphael M. Solot
Dated: March 24, 1999                 Director


                                 By:  /s/ Howard O. Thrall
                                      --------------------
                                      Howard O. Thrall
Dated: March 24, 1999                 Director


                                 By:  /s/ Siim A. Vanaselja
                                      ---------------------
                                      Siim A. Vanaselja
Dated: March 24, 1999                 Director


                                 By:  /s/ Sanford Zisman
                                      ------------------
                                      Sanford Zisman
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert B. Zoellick
                                      ----------------------
                                      Robert B. Zoellick
Dated: March 24, 1999                 Director