Form 10-Q
period 1999-03-31
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1999-05-14
CIK 840119

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999
                               --------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------    -----------------

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


                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                               (215) 665-1700
                         -----------------------------
                         Registrant's telephone number


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
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS

                                                                                    March 31,           December 31,
                                                                                      1999                 1998
                                                                                 -------------      -----------------
                                     ASSETS
                                     ------
Proceeds from sale in escrow                                                     $   1,033,750      $       1,000,000
                                                                                 -------------      -----------------
         Total assets                                                            $   1,033,750      $       1,000,000
                                                                                 -------------      -----------------

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                                       $     175,694       $        135,696
                                                                                 -------------      -----------------
         Total liabilities                                                             175,694                135,696
                                                                                 -------------      -----------------
PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                                                  1,000                  1,000
    Distributions                                                                     (103,950)              (103,950)
    Accumulated earnings                                                               102,950                102,950
                                                                                 -------------      -----------------
                                                                                          -                      -
                                                                                 -------------      -----------------
  Limited Partners-
    Contributed capital, net of
      related commissions, syndication
      costs and interest (51,276 units
      outstanding at March 31, 1999
      and December 31, 1998)                                                        21,875,852             21,875,852
    Distributions                                                                  (30,206,680)           (30,206,680)
    Accumulated earnings                                                             9,188,884              9,195,132
                                                                                 -------------      -----------------
                                                                                       858,056                864,304
                                                                                 -------------      -----------------
         Total partners' capital                                                       858,056                864,304
                                                                                 -------------      -----------------
         Total liabilities and partners' capital                                 $   1,033,750       $      1,000,000
                                                                                 =============      =================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS

                                                                                        For the Three Months
                                                                                          Ended March 31,
                                                                                 ------------------------------------
                                                                                      1999                1998
                                                                                 -------------      -----------------
REVENUES                                                                         $        -         $       1,449,053

COSTS AND EXPENSES:
  Operating expenses                                                                      -                   754,884
  Management fees and allocated administrative
    costs from the General Partner                                                        -                   158,830
  Depreciation and amortization                                                           -                   441,332
                                                                                 -------------      -----------------
OPERATING INCOME                                                                          -                    94,007
                                                                                 -------------      -----------------
OTHER INCOME (EXPENSE):
  Interest expense                                                                        -                  (155,390)
  Other, net                                                                            (6,248)                 4,687
                                                                                 -------------      -----------------
                  Total other income (expense), net                                     (6,248)              (150,703)
                                                                                 -------------      -----------------
NET LOSS                                                                         $      (6,248)     $         (56,696)
                                                                                 -------------      -----------------
ALLOCATION OF NET LOSS:
  General Partner                                                                $        -         $            (567)
                                                                                 -------------      -----------------
  Limited Partners                                                               $      (6,248)     $         (56,129)
                                                                                 -------------      -----------------
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                                               $        (.12)     $           (1.09)
                                                                                 -------------      -----------------
WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                                                           51,276                 51,276
                                                                                 -------------      -----------------

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                     ---------------------------
                                                                                       1999               1998
                                                                                     --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $ (6,248)         $ (56,696)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                                    -               441,332
        Increase in trade accounts receivable, net                                       -               (73,773)
        Increase in deposits, prepaid expenses and
          other assets                                                                (33,750)          (134,042)
        Increase in accounts payable and accrued
          liabilities and subscriber prepayments
          and deposits                                                                 39,998             16,242
                                                                                     --------          ---------
         Net cash provided by operating activities                                       -               193,063
                                                                                     --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment, net                                              -              (209,760)
                                                                                     --------          ---------
         Net cash used in investing activities                                           -              (209,760)
                                                                                     --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of borrowings                                                              -                (8,049)
                                                                                     --------          ---------
         Net cash used in financing activities                                           -                (8,049)
                                                                                     --------          ---------

Decrease in cash                                                                         -               (24,746)

Cash, beginning of period                                                                -               146,657
                                                                                     --------          ---------
Cash, end of period                                                                  $   -             $ 121,911
                                                                                     ========          =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                      $   -             $ 139,388
                                                                                     ========          =========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at March 31, 1999 and December 31, 1998 and its results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

         The Partnership owned and operated the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo, Poneto, Vera Cruz and Garrett, and portions of the unincorporated areas of Wells, Allen, Noble, Adams and DeKalb Counties, all in the State of Indiana (the "Northeast Indiana Systems") until they were sold on June 30, 1998. Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership.

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. Comcast now owns approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

         Also on April 7, 1999, the bylaws of the General Partner were amended to establish the size of the General Partner's Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors and the following directors of the General Partner resigned:
Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Robert Kearney, Howard O. Thrall, Siim Vanaselja, Sanford Zisman and Glenn R. Jones. In addition, Donald L. Jacobs resigned as a director elected by the holders of Class A Common Stock and was elected by the remaining directors as a director elected by the holders of Common Stock. The remaining directors elected the following persons to fill the vacancies on the board created by such resignations: Ralph J. Roberts, Brian L. Roberts, John R. Alchin, Stanley Wang and Lawrence S. Smith. All of the newly elected directors, with the exception of Mr. Jacobs, are officers of Comcast. Also on April 7, 1999, the following executive officers of the General Partner resigned: Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Kevin P. Coyle, Cynthia A. Winning, Elizabeth M. Steele, Wayne H. Davis and Larry W. Kaschinske. The following persons were appointed as executive officers of the General Partner on April 7, 1999: Ralph
J. Roberts, Brian L. Roberts, Lawrence S. Smith, John R. Alchin and Stanley
Wang.

         Comcast is principally engaged in the development, management and operation of broadband cable networks and in the provision of content through programming investments. Comcast Cable is principally engaged in the development, management and operation of broadband cable networks. The address of Comcast's principal office is 1500 Market Street, Philadelphia, Pennsylvania 19102-2148, which is also now the address of the General Partner's principal office. The address of Comcast Cable's principal office is 1201 Market Street, Suite 2201, Wilmington, Delaware 19801.

(2) On June 30, 1998, the Partnership sold the Northeast Indiana Systems, its only operating assets, to an unaffiliated party for a sales price of $23,500,000. From the sale proceeds, the Partnership repaid all of its indebtedness, settled working capital adjustments, deposited $1,000,000 into an interest-bearing indemnity escrow account and distributed remaining net sale proceeds to its limited partners.

         Until June 30, 1999, $1,000,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Northeast Indiana Systems in the asset purchase agreement. Any amounts remaining in this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $175,694 at March 31, 1999, and it will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed. Because the Northeast Indiana Systems represented the only remaining operating asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account, most likely in the third quarter of 1999.

(3) The General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three month periods ended March 31, 1999 and 1998 were $-0- and $72,453, respectively. The General Partner has not received and will not receive a management fee after June 30, 1998.

         The Partnership will continue to reimburse the General Partner and certain of its subsidiaries for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership. Reimbursements made to the General Partner by the Partnership for overhead and administrative expenses were $101 and $86,377 for the three month periods ended March 31, 1999 and 1998, respectively.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION
-------------------

         On June 30, 1998, the Partnership sold the Northeast Indiana Systems, its only operating assets, to an unaffiliated party for a sales price of $23,500,000. From the sale proceeds, the Partnership repaid all of its indebtedness, settled working capital adjustments, deposited $1,000,000 into an interest-bearing indemnity escrow account and distributed remaining net sale proceeds to its limited partners.

         Until June 30, 1999, $1,000,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Northeast Indiana Systems in the asset purchase agreement. Any amounts remaining in this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $175,694 at March 31, 1999, and it will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed. Because the Northeast Indiana Systems represented the only remaining operating assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account, most likely in the third quarter of 1999.

RESULTS OF OPERATIONS
---------------------

         Due to the Northeast Indiana Systems sale on June 30, 1998, which were the Partnership's last remaining operating assets, a discussion of the results of operations would not be meaningful. The Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest -bearing indemnity escrow account discussed above, most likely in the third quarter of 1999.

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

                                    JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                                    BY: JONES INTERCABLE, INC.
                                        General Partner



                                    By: /S/ Lawrence S. Smith
                                        -----------------------------------
                                        Lawrence S. Smith
                                        Principal Accounting Officer


                                    By: /S/ Joseph J. Euteneuer
                                        -----------------------------------
                                        Joseph J. Euteneuer
                                        Vice President (Authorized Officer)



Dated:  May 14, 1999