Form 10-Q
period 1999-07-30
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1999-08-16
CIK 840119

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934
For the quarterly  period ended June 30, 1999
                                -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from            to
                               -----------   ----------
                        Commission File Number: 0-16939

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter


Colorado                                                              84-1069504
--------------------------------------------------------------------------------
State of organization                                        IRS employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                                    June 30,             December 31,
                                                                                      1999                   1998
                                                                                  ------------          -------------
                                     ASSETS
                                     ------
Proceeds from sale in escrow                                                      $  1,045,000          $   1,000,000
                                                                                  ------------          -------------

         Total assets                                                             $  1,045,000          $   1,000,000
                                                                                  ============          =============


           LIABILITIES AND PARTNERS' CAPITAL
           ---------------------------------

LIABILITIES:
  Accounts payable and accrued liabilities                                        $    111,897          $     135,696
                                                                                  ------------          -------------

         Total liabilities                                                             111,897                135,696
                                                                                  ------------          -------------

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                                                  1,000                  1,000
    Distributions                                                                     (103,950)              (103,950)
    Accumulated earnings                                                               102,950                102,950
                                                                                  ------------          -------------

                                                                                        -                      -
                                                                                  ------------          -------------

  Limited Partners-
    Contributed capital, net of
      related commissions, syndication
      costs and interest (51,276 units
      outstanding at June 30, 1999
      and December 31, 1998)                                                        21,875,852             21,875,852
    Distributions                                                                  (30,206,680)           (30,206,680)
    Accumulated earnings                                                             9,263,931              9,195,132
                                                                                  ------------          -------------

                                                                                       933,103                864,304
                                                                                  ------------           ------------

         Total liabilities and partners' capital                                   $ 1,045,000           $  1,000,000
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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                      For the Three Months                  For the Six Months
                                                         Ended June 30,                       Ended June 30,
                                                   -------------------------           ---------------------------
                                                       1999          1998                 1999             1998
                                                   -----------   -----------           -----------     -----------
REVENUES                                           $    -        $ 1,470,503           $    -          $ 2,919,556

COSTS AND EXPENSES:
  Operating expenses                                    -            992,930                -            1,747,814
  Management fees and allocated administrative
    costs from the General Partner                      -            168,979                -              327,809
  Depreciation and amortization                         -            451,697                -              893,029
                                                   -----------   -----------           -----------     -----------

OPERATING LOSS                                          -           (143,103)               -              (49,096)
                                                   -----------   -----------           -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                                      (2,497)     (132,767)               (4,662)       (288,157)
  Interest income on escrowed proceeds                  11,250        -                     22,500          -
  Gain on sale of cable television system               -         13,106,602                -           13,106,602
  Other, net                                            66,294        (8,323)               50,961          (3,636)
                                                   -----------   -----------           -----------     -----------

         Total other income (expense), net              75,047    12,965,512                68,799      12,814,809
                                                   -----------   -----------           -----------     -----------

NET INCOME                                         $    75,047   $12,822,409           $    68,799     $12,765,713
                                                   ===========   ===========           ===========     ===========

ALLOCATION OF NET INCOME:
  General Partner                                  $    -        $    17,825           $    -          $    17,258
                                                   ===========   ===========           ===========     ===========

  Limited Partners                                 $    75,047   $12,804,584           $    68,799     $12,748,455
                                                   ===========   ===========           ===========     ===========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                 $      1.46   $    249.71           $      1.34     $    248.62
                                                   ===========   ===========           ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                           51,276        51,276                51,276          51,276
                                                   ===========   ===========           ===========     ===========

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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                          For the Six Months
                                                                                             Ended June 30,
                                                                                   --------------------------------
                                                                                         1999               1998
                                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $     68,799        $ 12,765,713
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                    -                  893,029
        Gain on sale of cable television system                                          -              (13,106,602)
        Decrease in trade receivables, net                                               -                  182,946
        Increase in deposits, prepaid expenses and other assets                         (45,000)           (163,568)
        Decrease in accounts payable and accrued liabilities and
          subscriber prepayments and deposits                                           (23,799)           (163,541)
                                                                                   ------------        ------------

         Net cash provided by operating activities                                       -                  407,977
                                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                              -                 (386,202)
    Proceeds from sale of cable television system, net of escrow                         -               22,378,451
                                                                                   ------------        ------------

         Net cash provided by investing activities                                       -               21,992,249
                                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of borrowings                                                              -               (7,620,042)
    Increase in accrued distributions                                                    -               14,915,500
    Distribution to limited partners                                                     -              (14,915,500)
                                                                                   ------------         -----------

         Net cash used in financing activities                                           -               (7,620,042)
                                                                                   ------------        ------------


Increase in cash                                                                         -               14,780,184

Cash, beginning of period                                                                -                  146,657
                                                                                   ------------        ------------

Cash, end of period                                                                $     -             $ 14,926,841
                                                                                   ============        ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                    $     -             $    326,494
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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at June 30, 1999 and December 31, 1998 and its results of operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30, 1999 and 1998.

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

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. As of April 7, 1999, Comcast owned approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

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

(2) On June 30, 1998, the Partnership sold the Northeast Indiana Systems, its only remaining operating assets, to an unaffiliated party for a sales price of $23,500,000. From the sale proceeds, the Partnership repaid all of its indebtedness, settled working capital adjustments, deposited $1,000,000 into an interest-bearing indemnity escrow account and distributed remaining net sale proceeds to its limited partners.

     For a period of one year following the closing date, $1,000,000 of the sale proceeds remained in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The escrow period expired on June 30, 1999, and no claims were made on the escrowed funds by the buyer. From the escrowed funds, the Partnership will pay its remaining liabilities, which totaled $111,897 at June 30, 1999, and it will hold the balance to cover the expenses of the Partnership until the Partnership is liquidated and dissolved. It will distribute any remaining balance to the Partnership's limited partners only after the pending litigation in which the Partnership is a named defendant has been resolved and terminated (See Part II, Item 1).

     Although the sale of the Northeast Indiana Systems represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

(3) The General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and six month periods ended June 30, 1998 were $73,525 and $145,978, respectively. The General Partner has not received and will not receive a management fee after June 30, 1998.

     The Partnership will continue to reimburse the General Partner and certain of its subsidiaries for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership. Reimbursements made to the General Partner by the Partnership for overhead and administrative expenses for the three and six month periods ended June 30, 1999 were $101 and $201, respectively, compared to $95,454 and $181,831, respectively, for the similar 1998 periods.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


FINANCIAL CONDITION
-------------------

     On June 30, 1998, the Partnership sold the Northeast Indiana Systems, its only remaining operating assets, to an unaffiliated party for a sales price of $23,500,000. From the sale proceeds, the Partnership repaid all of its indebtedness, settled working capital adjustments, deposited $1,000,000 into an interest-bearing indemnity escrow account and distributed remaining net sale proceeds to its limited partners.

     For a period of one year following the closing date, $1,000,000 of the sale proceeds remained in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The escrow period expired on June 30, 1999, and no claims were made on the escrowed funds by the buyer. From the escrowed funds, the Partnership will pay its remaining liabilities, which totaled $111,897 at June 30, 1999, and it will hold the balance to cover the expenses of the Partnership until the Partnership is liquidated and dissolved. It will distribute any remaining balance to the Partnership's limited partners only after the pending litigation in which the Partnership is a named defendant has been resolved and terminated (See Part II, Item 1).

     Although the sale of the Northeast Indiana Systems represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

     Because the Partnership has sold all of its assets and further distributions, if any, will be made to the limited partners of record as of the closing date of the sale of the Partnership's last remaining cable television system, new limited partners would not be entitled to any distributions from the Partnership and transfers of limited partnership interests would have no economic or practical value. The General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

RESULTS OF OPERATIONS
---------------------

     Due to the Northeast Indiana Systems sale on June 30, 1998, which were the Partnership's last remaining operating assets, a discussion of the results of operations would not be meaningful.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         In July 1999, the General Partner, each of its subsidiaries that serve as general partners of managed public partnerships and most of its managed public partnerships, including the Partnership, were named defendants in a case styled Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties
       -------------------------------------------------------------------------
II, LLC and KM Investments,  LLC, plaintiffs v. Jones Intercable,  Inc., et al.,
--------------------------------------------------------------------------------
defendants  (Superior Court, Los Angeles County,  State of California,  Case No.
----------
C213638). Plaintiffs, all of which are affiliated with each other, are in the business of, among other things, investing in limited partnerships that own and operate cable television systems. Plaintiffs allege that one of the plaintiffs has been a limited partner or has obtained a valid power-of-attorney from a limited partner in each of the General Partner's managed public partnerships and that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of the General Partner's managed public partnerships during the latter half of 1996. Plaintiffs' complaint alleges that they were frustrated in this purpose by the General Partner's refusal to provide plaintiffs with lists of the names and addresses of the limited partners of the General Partner's managed public partnerships. The complaint alleges that the General Partner's actions constituted a breach of contract, a breach of the General Partner's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of the General Partner's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that the General Partner's failure to provide them with the partnership lists prevented them from making their tender offers and the plaintiffs claim that they have been injured by such action in an amount to be proved at trial, but not less than $17 million. Given the fact that this case was only recently filed and that the time for the General Partner's response to the complaint has not yet expired, the General Partner has not yet responded to this complaint. The General Partner believes, however, that it and the defendant subsidiaries and managed public partnerships have defenses to the plaintiffs' claims for relief, and the General Partner intends to defend this lawsuit vigorously both on its own behalf and on behalf of its subsidiaries and its managed public partnerships.

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27) Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated April 7, 1999, filed on April 15, 1999, reported that on April 7, 1999, Comcast Corporation completed the acquisition of a controlling interest in the General Partner.

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

                                JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                                BY:  JONES INTERCABLE, INC.
                                     General Partner



                                By:  /S/ Lawrence S. Smith
                                     -------------------------------------------
                                     Lawrence S. Smith
                                     Principal Accounting Officer


                                By:  /S/ Joseph J. Euteneuer
                                     -------------------------------------------
                                     Joseph J. Euteneuer
                                     Vice President (Authorized Officer)



Dated:  August 16, 1999