Form 10-Q
period 1999-09-30
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 1999-11-15
CIK 840119

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  September 30, 1999
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from           to

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

Yes    X                                                               No _____
     _____

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                             September 30,          December 31,
             ASSETS                                             1999                    1998
             ------                                         --------------         --------------

Proceeds from sale in interest-bearing escrow account       $    1,056,250         $    1,000,000
                                                            --------------         --------------

         Total assets                                       $    1,056,250         $    1,000,000
                                                            ==============         ==============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

LIABILITIES:
 Accounts payable and accrued liabilities                   $      118,797         $      135,696
                                                            --------------         --------------

         Total liabilities                                         118,797                135,696
                                                            --------------         --------------

PARTNERS' CAPITAL:
 General Partner-
  Contributed capital                                                1,000                  1,000
  Distributions                                                   (103,950)              (103,950)
  Accumulated earnings                                             102,950                102,950
                                                            --------------         --------------
                                                                         -                      -
                                                            --------------         --------------

 Limited Partners-
  Contributed capital, net of
   related commissions, syndication
   costs and interest (51,276 units
   outstanding at September 30, 1999
   and December 31, 1998)                                       21,875,852             21,875,852
  Distributions                                                (30,206,680)           (30,206,680)
  Accumulated earnings                                           9,268,281              9,195,132
                                                            --------------         --------------

                                                                   937,453                864,304
                                                            --------------         --------------

    Total liabilities and partners' capital                 $    1,056,250         $    1,000,000
                                                            ==============         ==============



           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                        For the Three Months               For the Nine Months
                                                         Ended September 30,                Ended September 30,
                                                  -----------------------------        -----------------------------
                                                      1999             1998                1999             1998
                                                  ------------     ------------        ------------     ------------

REVENUES                                          $          -     $          -        $          -     $  2,919,556

COSTS AND EXPENSES:
  Operating expenses                                         -                -                   -        1,747,814
  Management fees and allocated administrative
    costs from the General Partner                           -                -                   -          327,809
  Depreciation and amortization                              -                -                   -          893,029
                                                  ------------     ------------        ------------     ------------

OPERATING LOSS                                               -                -                   -          (49,096)
                                                  ------------     ------------        ------------     ------------
OTHER INCOME (EXPENSE):
  Interest expense                                      (1,992)               -              (6,654)        (288,157)
  Interest income on escrowed proceeds                  11,250                -              33,750                -
  Gain on sale of cable television system                    -                -                   -       13,106,602
  Other, net                                            (4,908)         (62,757)             46,053          (66,393)
                                                  ------------     ------------        ------------     ------------

         Total other income (expense), net               4,350          (62,757)             73,149       12,752,052
                                                  ------------     ------------        ------------     ------------

NET INCOME (LOSS)                                 $      4,350     $    (62,757)       $     73,149     $ 12,702,956
                                                  ============     ============        ============     ============

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $          -     $          -        $          -     $     17,258
                                                  ============     ============        ============     ============

  Limited Partners                                $      4,350     $    (62,757)       $     73,149     $ 12,685,698
                                                  ============     ============        ============     ============

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT                                  $        .09     $      (1.22)       $       1.43     $     247.40
                                                  ============     ============        ============     ============

WEIGHTED AVERAGE NUMBER OF
LIMITED PARTNERSHIP UNITS
OUTSTANDING                                             51,276           51,276              51,276           51,276
                                                  ============     ============        ============     ============


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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                          -----------------------------------
                                                                            1999                     1998
                                                                          ---------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $  73,149              $ 12,702,956
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                             -                   893,029
        Gain on sale of cable television system                                   -               (13,106,602)
        Decrease in trade receivables, net                                        -                   182,946
        Increase in deposits, prepaid expenses and other assets             (56,250)                 (163,568)
        Decrease in accounts payable and accrued liabilities and
          subscriber prepayments and deposits                               (16,899)                 (112,125)
                                                                          ---------              ------------

         Net cash provided by operating activities                                -                   396,636
                                                                          ---------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                       -                  (386,202)
    Proceeds from sale of cable television system, net of escrow                  -                22,378,451
                                                                          ---------              ------------

         Net cash provided by investing activities                                -                21,992,249
                                                                          ---------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of borrowings                                                       -                (7,620,042)
    Distribution to limited partners                                              -               (14,915,500)
                                                                          ---------              ------------
         Net cash used in financing activities                                    -               (22,535,542)
                                                                          ---------              ------------

Decrease in cash                                                                  -                  (146,657)

Cash, beginning of period                                                         -                   146,657
                                                                          ---------              ------------

Cash, end of period                                                       $       -              $          -
                                                                          =========              ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                           $       -              $    326,494
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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at September 30, 1999 and December 31, 1998 and its Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 and its Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998.

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

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner for aggregate consideration of $706.3 million. Comcast acquired an additional 1.0 million shares of the General Partner's Class A Common Stock on June 29, 1999 for $50.0 million in a private transaction. Upon completion of these transactions, Comcast owns approximately
13.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in the General Partner. Comcast has contributed its shares in the General Partner to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right to elect approximately 75% of the Board of Directors of the General Partner. The General Partner is now a consolidated public company subsidiary of Comcast Cable.

     In connection with Comcast's acquisition of a controlling interest in the General Partner on April 7, 1999, all of the persons who were executive officers of the General Partner as of that date terminated their employment with the General Partner. The General Partner's Board of Directors has elected new executive officers, each of whom also is an officer of Comcast. As of July 7, 1999, all persons who were employed at the General Partner's former corporate offices in Englewood, Colorado had terminated their employment with the General Partner. The General Partner's corporate offices are now located at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

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

     For a period of one year following the closing date, $1,000,000 of the sale proceeds remained in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The escrow period has expired and the Partnership received the escrowed funds plus interest in October 1999 because no claims were made on the escrowed funds by the buyer. From the escrowed funds, the Partnership repaid its remaining liabilities, which totaled $118,797 at September 30, 1999, and it will hold the balance in reserve to cover the administrative expenses of the Partnership until the Partnership is liquidated and dissolved. Although the sale of the Northeast Indiana Systems represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

(3) The General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The General Partner has not received and will not receive a management fee after June 30, 1998. Management fees paid to the General

Partner by the Partnership for the three and nine month periods ended September 30, 1998 were $-0- and $145,978, respectively.

    The Partnership will continue to reimburse the General Partner and certain of its subsidiaries for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements made to the General Partner by the Partnership for overhead and administrative expenses for the three and nine month periods ended September 30, 1999 were $3,170 and $3,371, respectively, compared to $-0- and $181,831, respectively, for the similar 1998 periods.

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

     For a period of one year following the closing date, $1,000,000 of the sale proceeds remained in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The escrow period has expired and the Partnership received the escrowed funds plus interest in October 1999 because no claims were made on the escrowed funds by the buyer. From the escrowed funds, the Partnership repaid its remaining liabilities, which totaled $118,797 at September 30, 1999, and it will hold the balance in reserve to cover the administrative expenses of the Partnership until the Partnership is liquidated and dissolved. Although the sale of the Northeast Indiana Systems represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

     Because the Partnership has sold all of its assets and no further distributions are expected to be made, transfers of limited partnership interests would have no economic or practical value. The General Partner therefore has determined, in accordance with the authority granted to it under
Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

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

                              JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.

                              BY:  JONES INTERCABLE, INC.
                                   General Partner



                              By:  /S/ Lawrence S. Smith
                                 -----------------------------------------
                                 Lawrence S. Smith
                                 Principal Accounting Officer


                              By:  /S/ Joseph J. Euteneuer
                                 -----------------------------------------
                                 Joseph J. Euteneuer
                                 Vice President (Authorized Officer)



Dated:  November 12, 1999

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

                              JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.

                              BY: JONES INTERCABLE, INC.
                                  General Partner



                              By: ___________________________________
                                  Lawrence S. Smith
                                  Principal Accounting Officer


                              By: ___________________________________
                                  Joseph J. Euteneuer
                                  Vice President (Authorized Officer)



Dated: November 12, 1999