Form 10-K
period 1999-12-31
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 2000-03-23
CIK 840119

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1999

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from      ________ to      ________

Commission file number:  0-16939

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

         Colorado                                            84-1069504
         --------                                            ----------
State of Organization                                        (IRS Employer
                                                             Identification No.)

c/o Comcast Corporation, 1500 Market Street,
-------------------------------------------
Philadelphia, Pennsylvania 19102-2148                                                 (215) 665-1700
-------------------------------------                                                 --------------
(Address of principal executive office and Zip Code)                    (Registrant's telephone no. including area code)

Securities registered pursuant to Section 12(b) of the Act:       None
Securities registered pursuant to Section 12(g) of the Act:       Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


     Yes      X                                        No
           -------                                        -------

State the aggregate market value of the voting stock held by non-affiliates of the registrant: [Not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     -----------


               DOCUMENTS INCORPORATED BY REFERENCE:        None




(50061)

         This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


                                     PART I.

                                ITEM 1. BUSINESS

         THE PARTNERSHIP. Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") is a Colorado limited partnership. Comcast JOIN Holdings, Inc., a Delaware corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership owned the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo, Poneto, Vera Cruz and Garrett and certain unincorporated areas of Wells, Allen, Noble, Adams and DeKalb Counties, all in the State of Indiana (the "Northeast Indiana Systems") until they were sold on June 30, 1998. Although the sale of the Northeast Indiana Systems represented the sale of the only remaining operating asset of the Partnership, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

         NEW GENERAL PARTNER. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On

March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         DISPOSITION OF CABLE TELEVISION SYSTEM. On June 30, 1998, the Partnership sold its Northeast Indiana Systems to an unaffiliated party for a sales price of $23,500,000. From the sale proceeds, the Partnership repaid all of its indebtedness, settled working capital adjustments, deposited $1,000,000 into an interest-bearing indemnity escrow account and distributed the remaining net sale proceeds in August 1998 to its limited partners of record as of June 30, 1998. The distribution from the sale of the Northeast Indiana Systems provided the Partnership's limited partners, as a group, with $14,915,500, or an approximate return of $291 for each $500 limited partnership interest, or $582 for each $1,000 invested in the Partnership. The sale of the Northeast Indiana Systems was approved by the holders of a majority of the limited partnership interests in the Partnership.

         Taking into account prior distributions to limited partners from the Partnership's operating cash flow and from the net proceeds of prior system sales and the sale of the Northeast Indiana Systems, the limited partners of the Partnership have received a total return of $589 for each $500 limited partnership interest, or $1,178 for each $1,000 invested in the Partnership.

         For a period following the closing date of June 30, 1998, $1,000,000 of the sale proceeds remained in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The escrow period has expired and the escrowed funds plus interest were returned in October 1999 because no claims were made on the escrowed funds by the buyer. From the escrowed funds, the Partnership repaid its remaining liabilities and it will hold the balance in reserve to cover the administrative expenses of the Partnership until the Partnership is liquidated and dissolved.

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


                              ITEM 2. PROPERTIES
                              ------------------

         As of December 31, 1999, the Partnership does not own any cable television systems.


                           ITEM 3. LEGAL PROCEEDINGS
                           -------------------------

         In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               ------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                   PART II.

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 1999, the number of equity security holders in the Partnership was 2,152.

ITEM 6. SELECTED FINANCIAL DATA


Jones Spacelink Income/Growth Fund 1-A, Ltd.                                For the Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------
                                         1999           1998              1997             1996              1995
                                     ------------   ------------       ------------    ------------      -------------

Revenues                                     --     $  2,919,556       $  5,522,807    $  5,724,538       $  6,838,837
Depreciation and Amortization                --          893,029          1,680,105       1,930,748          3,161,861
Operating Income (Loss)                      --          (49,096)           396,470        (110,944)          (630,272)
Net Income (Loss)                          76,543     12,794,204(a)        (281,375)      3,711,661(b)      (1,495,469)
Net Income (Loss) per
  Limited Partnership Unit                   1.49         249.18(a)           (5.43)          69.26(b)          (28.87)
Weighted Average Number of Limited
  Partnership Units Outstanding            51,276         51,276             51,276          51,276             51,276
General Partner's Deficit                    --             --              (17,258)        (14,444)          (161,832)
Limited Partners' Capital                 940,847        864,304          3,002,858       3,281,419          5,992,398
Total Assets                              940,847      1,000,000         10,944,711      11,477,059         18,237,340
Credit Facility and Capitalized
  Lease Obligations                          --             --            7,620,042       7,467,645         11,605,582

(a) Net income resulted primarily from the sale of the Northeast Indiana Systems by Jones Spacelink Income/Growth Fund 1-A, Ltd. in June 1998.

(b) Net income resulted primarily from the sale of the Lake Geneva and Ripon Systems by Jones Spacelink Income/Growth Fund 1-A, Ltd. in April 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION

         The Partnership sold the Northeast Indiana Systems, its only remaining operating assets, in 1998. From the sale proceeds, the Partnership repaid all of its indebtedness, settled working capital adjustments, deposited $1,000,000 into an interest-bearing indemnity escrow account and distributed remaining net sale proceeds to its limited partners.

         For a period following the closing date, $1,000,000 of the sale proceeds remained in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The escrow period has expired and the escrowed funds plus interest, which totaled $1,058,797, were returned in October 1999 because no claims were made on the escrowed funds by the buyer. From the escrowed funds, the Partnership repaid its remaining liabilities and it will retain the balance to cover the continuing administrative expenses of the Partnership until the Partnership is liquidated and dissolved. Although the sale of the Northeast Indiana Systems represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.


RESULTS OF OPERATIONS

         The Partnership conducted no operations in 1999; therefore, a discussion of the results of operations would not be meaningful.

ITEM 8.  FINANCIAL STATEMENTS

         The audited financial statements of the Partnership for the year ended December 31, 1999 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Jones Spacelink Income/Growth Fund 1-A, Ltd.:

         We have audited the accompanying balance sheets of Jones Spacelink Income/Growth Fund 1-A, Ltd. (a Colorado limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                       ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 3, 2000.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                             (A Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS


                                                              December 31,
                                                        -----------------------
                                                           1999         1998
                                                        ----------    ---------
RECEIVABLE FROM JONES INTERCABLE                        $  940,847         --

PROCEEDS FROM SALE IN INTEREST-BEARING ESCROW ACCOUNT         --      1,000,000
                                                        ----------    ---------
         Total assets                                   $  940,847   $1,000,000
                                                        ==========   ==========




                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                             (A Limited Partnership)

                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' CAPITAL


                                                      December 31,
                                             ----------------------------
                                                 1999             1998
                                             ------------    ------------

LIABILITIES:
  Accounts payable and accrued liabilities    $      --      $    135,696
                                             ------------    ------------
           Total liabilities                         --           135,696
                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                             1,000           1,000
    Distributions                                (103,950)       (103,950)
    Accumulated earnings                          102,950         102,950
                                             ------------    ------------
                                                     --              --
                                             ------------    ------------

  Limited Partners-
    Contributed capital, net of
      related commissions, syndication
      costs and interest (51,276 units
      outstanding at December 31, 1999
      and 1998)                                21,875,852      21,875,852
    Distributions                             (30,206,680)    (30,206,680)
    Accumulated earnings                        9,271,675       9,195,132
                                             ------------    ------------
                                                  940,847         864,304
                                             ------------    ------------
           Total partners' capital                940,847         864,304
                                             ------------    ------------
           Total liabilities and partners'
             capital                         $    940,847    $  1,000,000
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                         For the Year Ended
                                                                            December 31,
                                                           -------------------------------------------
                                                               1999           1998            1997
                                                           ------------   ------------    ------------

REVENUES                                                   $       --     $  2,919,556    $  5,522,807

COSTS AND EXPENSES:
  Operating expenses                                               --        1,747,814       2,844,900
  Management fees and allocated administrative
    costs from Jones Intercable                                    --          327,809         601,332
  Depreciation and amortization                                    --          893,029       1,680,105
                                                           ------------   ------------    ------------
OPERATING INCOME (LOSS)                                            --          (49,096)        396,470
                                                           ------------   ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense                                                 --         (288,157)       (664,204)
  Interest income on escrowed proceeds                           58,797           --              --
  Gain on sale of cable television system                          --       13,106,602            --
  Other, net                                                     17,746         24,855         (13,641)
                                                           ------------   ------------    ------------
           Total other income (expense), net                     76,543     12,843,300        (677,845)
                                                           ------------   ------------    ------------
NET INCOME (LOSS)                                          $     76,543   $ 12,794,204    $   (281,375)
                                                           ============   ============    ============
ALLOCATION OF NET INCOME (LOSS):
  General Partner                                          $       --     $     17,258    $     (2,814)
                                                           ============   ============    ============
  Limited Partners                                         $     76,543   $ 12,776,946    $   (278,561)
                                                           ============   ============    ============
NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                         $       1.49         249.18    $      (5.43)
                                                           ============   ============    ============
WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                                    51,276         51,276          51,276
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                             (A Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    -----------------------------------------


                                                                     For the Year Ended
                                                                        December 31,
                                                      -------------------------------------------
                                                           1999          1998            1997
                                                      ------------   ------------    ------------

GENERAL PARTNER:
  Balance, beginning of year                          $         --   $    (17,258)   $    (14,444)
  Net income (loss) for the year                                --         17,258          (2,814)
                                                      ------------   ------------    ------------
  Balance, end of year                                $         --   $         --    $    (17,258)
                                                      ============   ============    ============
LIMITED PARTNERS:
  Balance, beginning of year                          $    864,304   $  3,002,858    $  3,281,419
  Distribution from sale of cable television system           --      (14,915,500)           --
  Net income (loss) for the year                            76,543     12,776,946        (278,561)
                                                      ------------   ------------    ------------
  Balance, end of year                                $    940,847   $    864,304    $  3,002,858
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

                  JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                  --------------------------------------------
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                              For the Year Ended
                                                                                                  December 31,
                                                                                  --------------------------------------------
                                                                                       1999           1998             1997
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $     76,543    $ 12,794,204    $   (281,375)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                       --           893,029       1,680,105
      Gain on sale of cable television system                                             --       (13,106,602)           --
      Decrease (increase) in trade accounts receivable, net                               --           182,946         (60,942)
      Increase in receivable from Jones Intercable                                    (940,847)           --              --
      Decrease (increase) in deposits, prepaid expenses and other assets             1,000,000        (163,568)        (91,318)
      Decrease in accounts payable and accrued liabilities
        and subscriber prepayments and deposits                                       (135,696)       (203,373)        (87,713)
                                                                                  ------------    ------------    ------------
         Net cash provided by operating activities                                        --           396,636       1,158,757
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                                 --          (386,202)       (905,705)
  Proceeds from sale of cable television system, net of escrow                            --        22,378,451            --
                                                                                  ------------    ------------    ------------
         Net cash provided by (used in) investing activities                              --        21,992,249        (905,705)
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                --              --           687,618
  Repayment of borrowings                                                                 --        (7,620,042)       (535,221)
  Decrease in accrued distributions                                                       --              --          (315,657)
  Distributions to partners                                                               --       (14,915,500)           --
                                                                                  ------------    ------------    ------------
         Net cash used in financing activities                                            --       (22,535,542)       (163,260)
                                                                                  ------------    ------------    ------------
INCREASE (DECREASE) IN CASH                                                               --          (146,657)         89,792

CASH, BEGINNING OF YEAR                                                                   --           146,657          56,865
                                                                                  ------------    ------------    ------------
CASH, END OF YEAR                                                                 $       --      $       --      $    146,657
                                                                                  ============    ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                   $       --      $    326,494    $    719,176
                                                                                  ============    ============    ============


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on May 12, 1988, pursuant to a public offering of limited partner interests. The Partnership was formed to acquire, construct, develop and operate cable television systems.

         New General Partner

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in this annual report to "the General Partner" refer to Comcast JOIN Holdings, Inc. Comcast JOIN Holdings, Inc. shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

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

         Cable Television System Sales

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

         For a period following the closing date, $1,000,000 of the sale proceeds remained in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The escrow period has expired and the escrowed funds plus interest, which totaled $1,058,797 were returned in October 1999 because no claims were made on the escrowed funds by the buyer. From the escrowed funds, the Partnership repaid its remaining liabilities, and it will retain the balance to cover the continuing administrative expenses of the Partnership until the Partnership is liquidated and dissolved. Although the sale of the Northeast Indiana Systems represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

         Contributed Capital

         The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner was obligated to make any additional contribution to Partnership capital. Jones Intercable purchased its general partner interest in the Partnership by contributing $1,000 to partnership capital.

         All profits and losses of the Partnership were allocated 99 percent to the limited partners and one percent to Jones Intercable, except for income or gain from the sale or disposition of cable television properties, which was allocated to the partners based upon the formula set forth in the partnership agreement, and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Accounting Records

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Intangible Assets

         Costs assigned to intangible assets were amoritized using the straight-line method over estimated useful lives ranging from 2 to 33 years.

         Revenue Recognition

         Subscriber prepayments were initially deferred and recognized as revenue when earned.


(3)      TRANSACTIONS WITH JONES INTERCABLE AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursements

         Jones Intercable managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Jones Intercable has not received and will not receive a management fee after June 30, 1998. Management fees paid to Jones Intercable by the Partnership for the years ended December 31, 1998 and 1997 were $145,978 and $276,140, respectively.

         Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations and interest income, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and one percent to Jones Intercable. The Partnership may distribute any proceeds from the sale or refinancing of a cable television system generally as follows: first, to the Partners until they have received an amount equal to their initial capital contributions (as reduced by all prior distributions other than distributions from cash flow); second, to the limited partners until they have received a liquidation preference equal to 12 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, less any portion of such capital contributions which has been returned to the limited partners from prior sale or refinancing proceeds, as determined for any particular year, provided that such cumulative return will be reduced by all prior distributions of cash flow from operations and prior distributions of proceeds of sales or refinancings of the Partnership's cable television systems. The balance will be allocated 75 percent to the limited partners and 25 percent to Jones Intercable.

         The Partnership will continue to reimburse the general partner and certain of its subsidiaries for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements made to Jones Intercable by the Partnership for allocated overhead and administrative expenses were $8,500, $181,831 and $325,192 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Partnership is charged interest on amounts advanced by its general partner and it earns interest on amounts held by its general partner on the Partnership's behalf. The interest rate in 1999 was at an average of 7.18%, which approximated Jones Intercable's weighted average cost of borrowing. Total interest earned from Jones Intercable was $1,062 for the year ended December 31, 1999. Total interest charged to the Partnership by Jones Intercable was $17,600 and $2,796 for the years ended December 31, 1998 and 1997, respectively.

         Payments to/from Affiliates for Programming Services

         Prior to the sales of its cable television systems in 1998, the Partnership received programming from Superaudio, Knowledge TV, Inc., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable, until April 7, 1999 (see Note 1).

         Payments to Superaudio by the Partnership for the years ended December 31, 1998 and 1997 totaled $5,345 and $9,775, respectively. Payments to Knowledge TV, Inc. by the Partnership for the years ended December 31, 1998 and 1997 totaled $6,025 and $10,870, respectively. Payments to Great American Country, Inc. totaled $5,891 and $11,313 in 1998 and 1997, respectively.

         Prior to the sales of its cable television systems in 1998, the Partnership received a commission from Product Information Network, based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership for the years ended December 31, 1998 and 1997 totaling $12,420 and $18,248, respectively.

(4)      INCOME TAXES
         ------------

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

(5)      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               ------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs' leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

(6)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information for the respective years is presented below:

                                                   Year Ended December 31,
                                                -----------------------------
                                                  1999     1998       1997
                                                --------  --------   --------

Maintenance and repairs                         $   --    $ 25,100   $ 25,266
                                                ========  ========   ========
Taxes, other than income and payroll taxes      $   --    $ 27,598   $ 85,447
                                                ========  ========   ========
Advertising                                     $   --    $  9,717   $ 33,297
                                                ========  ========   ========
Depreciation of property, plant and equipment   $   --    $521,777   $915,602
                                                ========  ========   ========
Amortization of intangible assets               $   --    $371,252   $764,503
                                                ========  ========   ========

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

         RALPH J. ROBERTS is Chairman of the General Partner's Board of Directors. Mr. Roberts served as Chairman of Jones Intercable, Inc.'s Board of Directors from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as a director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts has been the President and a director of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder, for more than five years. Mr. Roberts is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. Mr. Roberts is the father of Brian L. Roberts. He is 80 years old.

         BRIAN L. ROBERTS is President and a director of the General Partner. Mr. Roberts served as President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as the President and as a director of Comcast Corporation for more than five years. Mr. Roberts also serves as Vice President and as a director of Sural Corporation. He also is a director of Comcast Cable Communications, Inc., Comcast LCI Holdings, Inc., At Home Corporation and The Bank of New York Company, Inc. Mr. Roberts is a son of Ralph J. Roberts. He is 40 years old.

         LAWRENCE S. SMITH is Executive Vice President and a director of the General Partner. Mr. Smith served as an Executive Vice President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Smith has served as an Executive Vice President of Comcast Corporation since December 1995. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Smith is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 52 years old.

         STANLEY L. WANG is Executive Vice President and Secretary and a director of the General Partner. Mr. Wang served as Senior Vice President and Secretary and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Wang has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Wang also has served as Secretary of Comcast Corporation for more than five years. Mr. Wang is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 59 years old.

         JOHN R. ALCHIN is Executive Vice President and Treasurer of the General Partner. Mr. Alchin served as Senior Vice President and Treasurer and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Alchin has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Alchin also has served as Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 51 years old.


         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Each of the directors and executive officers of the General Partner were directors and executive officers of Jones Intercable prior to its merger with the General Partner on March 2, 2000. Jones Intercable was the general partner of the Partnership prior to March 2, 2000. These persons became directors and executive officers of Jones Intercable on April 7, 1999, the date

Comcast acquired a controlling interest in Jones Intercable. These persons failed to file on a timely basis reports disclosing their ownership of limited partnership interests of the Partnership as required by Section 16(a) of the Securities Exchange Act of 1934. The reports, when filed, disclosed that these persons own no limited partnership interests of the Partnership.


                         ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to administer the financial, tax and legal affairs of the Partnership and to maintain the books and records of the Partnership. Such personnel are employed by Comcast and, pursuant to the terms of the limited partnership agreement of the Partnership, the costs of such employment are charged by Comcast to the Partnership. See ITEM 13.


      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         As of December 31, 1999, no person or entity owned more than 5% of the limited partnership interests of the Partnership.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership reimburses its general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, tax, accounting, legal and investor relations services to the Partnership. The Partnership will continue to reimburse its general partner for actual time spent on Partnership business by employees of Comcast until the Partnership is liquidated and dissolved. During the year ended December 31, 1999, such reimbursements totaled $8,500.

         The Partnership paid no management fees or brokerage fees or programming service fees to affiliates during 1999 and it is expected that the Partnership will never again pay management fees or brokerage fees or programming service fees.

         The Partnership is charged interest on amounts advanced by its general partner and it earns interest on amounts held by its general partner on the Partnership's behalf. The interest rate in 1999 was at an average of 7.18%, which approximated Jones Intercable's weighted average cost of borrowing. During the year ended December 31, 1999, the net effect of such interest accruals and expense was that the Partnership earned $1,062 in interest income.

                                    PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.    See index to financial statements for a list of financial statements and exhibits thereto filed as part of this report.

     3.    The following exhibits are filed herewith:

     4.1 Limited Partnership Agreement for Jones Spacelink Income/Growth Fund 1-A, Ltd. (Incorporated by reference from the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

     27    Financial Data Schedule

(b)        Reports on Form 8-K

           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania.

                                         JONES SPACELINK INCOME/
                                         GROWTH FUND 1-A, LTD.,
                                         a Colorado limited partnership
                                         By:     Comcast JOIN Holdings, Inc.,
                                                 a Delaware corporation, its
                                                 general partner


                                         By:     /s/ Brian L. Roberts
                                                 ---------------------------
                                                 Brian L. Roberts
Dated:        March 22, 2000                     President; Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                         By:     /s/ Ralph J. Roberts
                                                 ---------------------------
                                                 Ralph J. Roberts
Dated:        March 22, 2000                     Chairman; Director


                                         By:     /s/ Brian L. Roberts
                                                 ---------------------------
                                                 Brian L. Roberts
                                                 President; Director
Dated:        March 22, 2000                     (Principal Executive Officer)


                                         By:     /s/ Lawrence S. Smith
                                                 ---------------------------
                                                 Lawrence S. Smith
Dated:        March 22, 2000                     Executive Vice President;
                                                 Director


                                         By:     /s/ Stanley L. Wang
                                                 ---------------------------
                                                 Stanley L. Wang
Dated:        March 22, 2000                     Executive Vice President;
                                                 Secretary; Director


                                         By:     /s/ John R. Alchin
                                                 ---------------------------
                                                 John R. Alchin
                                                 Executive Vice President;
                                                 Treasurer
Dated:        March 22, 2000                     (Principal Financial Officer)


                                         By:     /s/ Lawrence J. Salva
                                                 ---------------------------
                                                 Lawrence J. Salva
                                                 Senior Vice President
Dated:        March 22, 2000                     (Principal Accounting Officer)