Form 10-Q
period 2000-03-31
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 2000-05-15
CIK 840119

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   March 31, 2000
                                 --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

                       Commission File Number:  0-16939

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
-------------------------------------------------------------------------------
               Exact name of registrant as specified in charter


Colorado                                                            #84-1069504
-------------------------------------------------------------------------------
State of organization                                       IRS employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                           March 31,                December 31,
                              ASSETS                                          2000                      1999
                              ------                                      ------------              ------------
Receivable from affiliates                                                $    919,998              $    940,847
                                                                          ------------              ------------

          Total assets                                                    $    919,998              $    940,847
                                                                          ============              ============


                         PARTNERS' CAPITAL
                         -----------------

General Partner-
  Contributed capital                                                     $      1,000              $      1,000
  Distributions                                                               (103,950)                 (103,950)
  Accumulated earnings                                                         102,950                   102,950
                                                                          ------------              ------------

                                                                                     -                         -
                                                                          ------------              ------------

Limited Partners-
  Net contributed capital (51,276 units outstanding at
     March 31, 2000 and December 31, 1999)                                  21,875,852                21,875,852

  Distributions                                                            (30,206,680)              (30,206,680)
  Accumulated earnings                                                       9,250,826                 9,271,675
                                                                          ------------              ------------

                                                                               919,998                   940,847
                                                                          ------------              ------------

          Total partners' capital                                              919,998                   940,847
                                                                          ------------              ------------

          Total liabilities and partners' capital                         $    919,998              $    940,847
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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                              ----------------------------------
                                                                                2000                      1999
                                                                              --------                  --------
OTHER INCOME (EXPENSE):
  Interest expense                                                            $      -                  $ (2,211)
  Interest income                                                                    -                    11,250
  Other, net                                                                   (20,849)                  (15,287)
                                                                              --------                  --------

          Total other income (expense), net                                    (20,849)                   (6,248)
                                                                              --------                  --------

NET LOSS                                                                      $(20,849)                 $ (6,248)
                                                                              ========                  ========

ALLOCATION OF NET LOSS:
  General Partner                                                             $      -                  $      -
                                                                              ========                  ========

  Limited Partners                                                            $(20,849)                 $ (6,248)
                                                                              ========                  ========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                         $  (0.41)                 $  (0.12)
                                                                              ========                  ========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                 51,276                    51,276
                                                                              ========                  ========


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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                              ----------------------------------
                                                                                2000                      1999
                                                                              --------                  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(20,849)                 $ (6,248)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
          Increase in proceeds from sale in escrow                                   -                   (33,750)
          Transactions with affiliates                                          20,849                     4,808
          Increase in accounts payable and accrued liabilities
            and subscriber prepayments and deposits                                  -                    35,190
                                                                              --------                  --------

          Net cash provided by operating activities                                  -                         -
                                                                              --------                  --------

Net change in cash                                                                   -                         -

Cash, beginning of period                                                            -                         -
                                                                              --------                  --------

Cash, end of period                                                           $      -                  $      -
                                                                              ========                  ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $      -                  $      -
                                                                              ========                  ========


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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at March 31, 2000 and December 31, 1999 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

     The Partnership has sold all of its cable television systems. The Partnership will be dissolved after the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner and certain of its subsidiaries for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to other expense on the Statements of Operations. Reimbursements made to the general partner by the Partnership for administrative expenses were $12,321 and $101 for the three month periods ended March 31, 2000 and 1999, respectively.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


FINANCIAL CONDITION
-------------------

     The Partnership has sold all of its cable television systems. The Partnership will be dissolved after the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

RESULTS OF OPERATIONS
---------------------

     The Partnership has sold all of its cable television systems. Other expense of $20,849 incurred in the first quarter of 2000 related to various costs associated with the administration of the Partnership.

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

                                   JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                                   BY:  COMCAST JOIN HOLDINGS, INC.
                                        General Partner



                                   By:  /S/ Lawrence J. Salva
                                        ------------------------------
                                        Lawrence J. Salva
                                        Senior Vice President
                                        (Principal Accounting Officer)



Dated:  May 15, 2000