Form 10-Q
period 2000-09-30
JONES SPACELINK INCOME GROWTH FUND 1-A LTD
filed 2000-11-14
CIK 840119

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------    --------------

                       Commission File Number:  0-16939

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

                                (215) 665-1700
                         Registrant's telephone number


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                 September 30,                December 31,
                     ASSETS                                         2000                         1999
                     ------                                 ---------------------         ----------------------
Cash                                                       $              940,787         $                    -

Receivable from affiliates                                                      -                        940,847
                                                            ---------------------         ----------------------

          Total assets                                      $             940,787         $              940,847
                                                            =====================         ======================


           LIABILITIES AND PARTNERS' CAPITAL
           ---------------------------------

LIABILITIES:
  Accrued liabilities                                       $              23,633         $                    -

  Advances from affiliates                                                 19,706                              -
                                                            ---------------------         ----------------------

          Total liabilities                                                43,339                              -
                                                            ---------------------         ----------------------

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                                     1,000                          1,000
    Distributions                                                        (103,950)                      (103,950)
    Accumulated earnings                                                  102,950                        102,950
                                                            ---------------------         ----------------------

                                                                                -                              -
                                                            ---------------------         ----------------------

  Limited Partners-
    Net contributed capital (51,276 units outstanding at
       September 30, 2000 and December 31, 1999)                       21,875,852                     21,875,852
    Distributions                                                     (30,206,680)                   (30,206,680)
    Accumulated earnings                                                9,228,276                      9,271,675
                                                            ---------------------         ----------------------

                                                                          897,448                        940,847
                                                            ---------------------         ----------------------

          Total liabilities and partners' capital           $             940,787         $              940,847
                                                            =====================         ======================


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                   For the Three Months Ended            For the Nine Months Ended
                                                         September 30,                         September 30,
                                               -----------------------------------   -----------------------------------

                                                     2000              1999               2000               1999
                                               ----------------   ----------------   ----------------   ----------------
OTHER INCOME (EXPENSE):
  Interest expense                             $              -   $         (1,992)  $              -   $         (6,654)
  Interest income                                        13,245             11,250             24,257             33,750
  Other, net                                            (33,889)            (4,908)           (67,656)            46,053
                                               ----------------   ----------------   ----------------   ----------------

          Total other income
            (expense), net                              (20,644)             4,350            (43,399)            73,149
                                               ----------------   ----------------   ----------------   ----------------

NET INCOME (LOSS)                              $        (20,644)  $          4,350   $        (43,399)  $         73,149
                                               ================   ================   ================   ================

ALLOCATION OF NET INCOME (LOSS):
  General Partner                              $              -   $              -   $              -   $              -
                                               ================   ================   ================   ================

  Limited Partners                             $        (20,644)  $          4,350   $        (43,399)  $         73,149
                                               ================   ================   ================   ================

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                             $          (0.41)  $           0.09   $          (0.85)  $           1.43
                                               ================   ================   ================   ================

WEIGHTED AVERAGE  NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                      51,276             51,276             51,276             51,276
                                               ================   ================   ================   ================



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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                   ----------------------------------------------------

                                                                           2000                          1999
                                                                   ---------------------         ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $             (43,399)        $               73,149
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
          Increase in proceeds from sale in escrow                                     -                        (56,250)
          Transactions with affiliates                                           960,553                        (24,956)
          Increase in accounts payable and accrued liabilities
            and subscriber prepayments and deposits                               23,633                          8,057
                                                                   ---------------------         ----------------------

          Net cash provided by operating activities                              940,787                              -
                                                                   ---------------------         ----------------------

Increase in cash                                                                 940,787                              -

Cash, beginning of period                                                              -                              -
                                                                   ---------------------         ----------------------

Cash, end of period                                                $             940,787         $                    -
                                                                   =====================         ======================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $                   -         $                    -
                                                                   =====================         ======================


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

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Spacelink Income/Growth Fund 1-A, Ltd. (the "Partnership") at September 30, 2000 and December 31, 1999, its Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 and its Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

        The Partnership has sold all of its cable television systems. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000 Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to other expense on the Statements of Operations. Reimbursements made to the general partner by the Partnership for administrative expenses were $4,909 and $24,121 for the three and nine month periods ended September 30, 2000, respectively, compared to $3,170 and $3,371 respectively, for the three and nine month periods ended September 30, 1999.

                 JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                 --------------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


FINANCIAL CONDITION
-------------------

        The Partnership has sold all of its cable television systems. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        The Partnership's current and periodic reporting obligations under the Securities Exchange Act of 1934, as amended, and the Partnership's quarterly and annual reporting obligations under Section 3.7 of the Partnership's limited partnership agreement will cease upon the Partnership's termination. As a result, it is expected that this quarterly report on SEC Form 10-Q for the quarter ended September 30, 2000 will be the Partnership's final detailed financial report to limited partners.

        During the first quarter of 2001, the General Partner will deliver final tax reports on Form 1065, Schedule K-1 to all limited partners of record as of the date of the Partnership's dissolution. If, as expected, the Partnership is dissolved before the end of 2000, the Partnership and its partners will have no tax reporting obligations beyond the taxable year 2000.

RESULTS OF OPERATIONS
---------------------

        The Partnership has sold all of its cable television systems. The Partnership earned interest income of $24,257 on its cash on hand. Other expense of $67,656 incurred in the first nine months of 2000 related to various costs associated with the administration and liquidation of the Partnership.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

        The Partnership and the General Partner are among the defendants in a case captioned Everest Cable Investors, LLC, et al., plaintiffs v. Jones
               ---------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632). The case was originally filed in July 1999. Subsequently, demurrers were sustained as to a substantial portion of the action, and the court did not allow the plaintiffs to seek to amend and re-file their claims. As a result, the plaintiffs elected to appeal the ruling of the trial court as to the validity of their claims which had been dismissed. While the appeal is pending, the trial court agreed to the parties' joint request to stay the portion of the action that was not dismissed by the trial court when it sustained the demurrers.

        The Partnership has continued in existence since the sale of its cable television system assets. The General Partner has determined, however, that it is in the best interests of the Partnership and its limited partners to liquidate and dissolve the Partnership before the end of the year 2000.

        Although, prior to its dissolution, the Partnership will accrue funds to pay for its remaining administrative expenses, the Partnership will not accrue funds to cover its potential liabilities related to this litigation. Instead, the General Partner will remain liable for the Partnership's liabilities, if any, related to this case.


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

                                JONES SPACELINK INCOME/GROWTH FUND 1-A, LTD.
                                BY:  COMCAST CABLE COMMUNICATIONS, INC.
                                     General Partner



                                By: /S/ Lawrence J. Salva
                                    ---------------------------------------
                                    Lawrence J. Salva
                                    Senior Vice President
                                    (Principal Accounting Officer)




Dated:  November 14, 2000